Form 10QSB
period 1995-12-31
ACTRADE INTERNATIONAL LTD
filed 1996-02-16
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549
               ----------------------------------


                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                ----------------------------------

               For Quarter Ended December 31, 1995

                 Commission File Number 0-18711

                   ACTRADE INTERNATIONAL, LTD.
             (formerly Acquisition Capability, Inc.)
     (Exact name of Registrant as specified in its Charter)

          Delaware                      13-3437739
     (State or other Jurisdiction                      (I.R.S.
Employer Ident-
     of incorporation or organization)             ification
Number)


       7 Penn Plaza, Suite 422, New York, N.Y.       10001
     (Address of principal executive offices)    (Zip Code)


                         Same
                    (Former Address)    (Zip Code)

                              (212) 563-1036
                    (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes_X__ No____

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of February 1, 1996 there were outstanding 5,330,681 shares of Common Stock, par value $.0001.

                              INDEX


Part I.  Financial Information



Item 1.   Consolidated Financial Statements

Balance Sheets as of December 31, 1995 (UNAUDITED) . . . . . . .. . F-2

Consolidated Statements of Operations for the
Six and Three Months Ended December 31, 1995 And 1994  . . . . .. . .F-3

Consolidated Statements of Cash Flows For
Three Months Ended December 31, 1995 And 1994. . . . . . . . . .. .  F-4

Notes to Consolidated Financial
Statements . . . . . . . . . . . . . . . . . . . . . . . . . . ..F-5-9

Item 2.   Management's  Discussion  and
Analysis of Financial Condition    . . . . . . . . . . . . . . ..F-10-14



Part II.  Other Information


Exhibits and reports on Form  8-K. . . . . . . . . . . . . . . .. . 15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .. . 16

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1995
                                   (Unaudited)

                                     ASSETS

Current assets:
  Cash, including time deposits of $1,750,000             $1,874,115
  Accounts receivable, less allowance for
   doubtful accounts of $62,500                            3,414,626
  Trade acceptance draft receivable, bank (Note 8)         2,314,231
  Loans receivable from affiliates                             2,500
  Prepaid expenses                                            39,911
  Interest receivable                                         85,898

    Total current assets                                   7,731,281

Property and equipment:
  Furniture and fixtures                                     143,927
  Leasehold improvements                                     110,902


  Less accumulated depreciation                              158,897
                                                              95,932

Other asset, security deposit                                 15,034

                                                           7,842,247



                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 4)                  59,881
  Cash advance from bank (Note 8)                          1,470,625
  Accounts payable                                         2,783,447
  Accrued interest                                               439
  Payroll taxes payable                                       35,093
  Accrued expenses                                             4,508
  Advances from affiliates                                     3,400
  Income taxes payable (Note 7)                               18,681

    Total current liabilities                              4,376,074

Commitments (Note 6)

Deferred rent liability (Note 6)                              60,284

Shareholders' equity:
  Common stock, $.0001 par value; authorized
   100,000,000 shares, issued and outstanding
   5,330,681 shares                                              533
  Additional paid in capital                               2,041,873
  Retained earnings                                        1,363,483

                                                           3,405,889

                                                          $7,842,247

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

         FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)



                                    Six months              Three months
                                       Ended                    Ended
                                   December 31,              December 31,
                                1995         1994         1995         1994


Net sales                  $11,192,070   $7,835,200   $5,710,294   $3,978,110

Cost of sales               10,228,629    6,956,547    5,189,983    3,551,547

Gross profit                   963,441      878,653      520,311      426,563

Selling, general and
 administrative expenses       600,252      549,858      313,400      258,388

Income from operations         363,189      328,795      206,911      168,175

Other income (charges):
  Interest income               58,382       39,206       29,284       34,206
  Interest of expense     (     63,928) (    17,905) (    39,119) (     9,761)
                          (      5,546)      21,301  (     9,835)      24,445

Income before income
 taxes                         357,643      350,096      197,076      192,620

Income taxes                    18,681       50,515        1,910       42,275


Net income                 $   338,962   $  299,581   $  195,166   $  150,345

Earnings per common
 share                     $      0.06   $     0.06   $     0.04   $     0.03

Weighted average common
 shares outstanding          5,330,681    5,282,032    5,330,681    5,330,681

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (Unaudited)



                                                            1995         1994

Cash flows from operating activities:
  Net income                                          $  338,962   $  299,581
  Adjustments to reconcile net income
   to cash provided from operating activities:
     Depreciation                                         11,487       10,921
     Decrease in deferred tax asset                                       897
  Changes in operating assets and liabilities:
    Increase in accounts receivable                  ( 1,660,030) ( 2,674,859)
    Increase in prepaid expenses                     (    10,917) (     5,588)
    Increase in interest receivable                  (    58,335) (    38,926)
    Increase in accounts payable                       1,018,461    1,910,287
    Decrease in accrued expenses                     (     5,341) (        62)
    Increase in payroll taxes payable                     25,880        4,811
    Increase in income taxes payable                      17,981       49,815
    Decrease in deferred rent                        (     3,618) (     2,264)
    Decrease in deferred taxes                            13,439        7,316

    Net cash used in operating activities            (   312,031) (   438,071)

Investing activities, use of cash, purchase
 of property and equipment                           (    14,352) (    11,132)

Financing activities:
  Source of cash:
    Proceed from issuance of common stock                             567,574
    Increase in cash advances from bank                  415,727      422,610
    Decrease in loans receivable, affiliates             105,984       18,485
  Use of cash:
    Decrease in current portion f long-term debt     (    90,000) (    90,000)
    Decrease in due from affiliates                  (       262)

    Net cash provided from financing activities          431,449      918,669

Net increase in cash                                     105,066      469,466

Cash, beginning of period                              1,769,049    13,11,569

Cash, end of period                                   $1,874,115   $1,781,035

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                          $   25,109   $   17,967
    Income taxes                                      $        0   $        0

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1995
                                   (Unaudited)








1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1994, included in its Annual Report filed on Form 10-KSB. All reference to Actrade in these footnotes, relate to Actrade International, Inc., the Company's wholly owned subsidiary. Actrade International, Ltd., "The Company," is referred to as ACI.



     2. Organization of the Company: The Company, formerly Acquisition Capability, Inc., was incorporated in the State of Delaware on April 3, 1987. On September 2, 1988, the Company acquired 100% of the issued and outstanding shares of Allstate Travel Corp., a New York corporation incorporated on August 13, 1985 and Actrade International, Corp., a New York corporation incorporated on July 18, 1985. Allstate operates as a travel agency. Actrade represents various U. S. manufacturers and distributors by buying and exporting their products overseas. Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., was incorporated in Delaware in May of 1991. Amworld offers alternatives to existing accounts receivable financing to both domestic and foreign companies. Standard Corporation, a wholly owned foreign corporation and subsidiary of Actrade International, Corp., was incorporated in Antigua and Bermuda on February 12, 1988 and was acquired in January 1990. On December 22, 1991, Standard Corporation changed its corporate name to Actrade South America. American Cooling, Inc., a wholly owned subsidiary of Actrade International, Ltd. was incorporated in Delaware in 1992 and was inactive. American Care Industries, was incorporated in 1993 and was inactive. American Care Industries, Inc. is a wholly owned subsidiary of Actrade International, Ltd. Amworld Credit, Inc. was incorporated in and was inactive at December 1995. The Company sells predominantly in the foreign market through its wholly owned foreign subsidiary, Actrade South America. There is no guarantee that the foreign market will continue to develop since the possibility of foreign and domestic government intervention, economic conditions world wide and any other unforeseen situations may occur. F-5

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1995
                                   (Unaudited)






3. Principles of consolidation:

The consolidated financial statements of Actrade International, Ltd. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of Allstate Travel Corp., Actrade South America, a foreign corporation, Amworld Commerce, Inc. and American Cooling, Inc. are included as the subsidiaries of Actrade International, Ltd.



4. Notes payable, bank:


Rate

Note payable, Banca
Nazionale Del Lavoro (a) LIBOR + 1% $59,881



(a) On August 30, 1993, a final loan restructuring agreement was signed with the bank. Under the terms of the agreement, a $50,000 principal payment was made at the signing with another $50,000 payment due on both August 31, 1993 and September 30, 1993. On October 31, 1993, and on the last day of each month thereafter, the Company will make payments of $15,000 plus interest until the loan and interest is repaid in full. Based on this restructuring agreement, the total future annual note payments are as follows:


April 30, 1996 $59,881


The note is collateralized by accounts receivable.


5. Related party transactions:

During each of the three years ended December 31, 1995, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand.

The Company has entered into several employment agreements with its officers and shareholders.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1995
                                   (Unaudited)






6. Leases:

    From March 1, 1989 to February 28, 1990, the Company and its subsidiaries used office facilities under a non-cancelable operating sublease of which commenced March 1, 1989 and was to expire February 28, 1992. The related sublease agreement provided for monthly rentals of $4,000 and gave a subsidiary of the Company the option to renew, for an additional three years (to February 28, 1995), at the same monthly rental.

    In February 1990, the Company agreed with the lessor and sublessor of its facilities to discontinue its sublease. In the year ended June 30, 1991 the Company received $12,750 in settlement of the lease. The amount was recorded as a reduction in selling, general and administrative expenses. In February 1990, the Company executed a lease agreement with a related corporation who was the lessor of the facility from an unrelated third party. The lease in August 1991 was assigned to the Company from the related party. The Company simultaneously assigned said lease to Actrade in accordance with the terms of the lease. The agreement provides for monthly rentals of $4,200 (commencing June 1, 1991) and annual increases of 4.5% and expires February 28, 2000.

    In lieu of rent for the first fifteen (15) months, the Company incurred costs totaling approximately $87,000 for leasehold improvements. The leasehold improvements and the total rent concessions are being amortized using the straight line method over the entire term of the lease. The resulting unpaid rent over the abatement period is included in deferred rent liability.

    In December 1991, Actrade entered into a non-cancelable 36 month operating lease to house its Florida office. The lease provides for monthly payments of $653 plus cost of living increases annually, capped @ 5% per annum. The lease was renewed on December 24, 1994 for a three year period under the above terms.


    Future minimum lease payments required under non-cancelable operating leases by fiscal year are as follows:


                December 31, 1996                 $60,328
                December 31, 1997                 $63,043
                December 31, 1998                 $69,359
                December 31, 1999                 $72,471
                December 31, 1999-2002            $95,602


    Lease  expense  amounted to $37,780  and  $36,372  for the six months  ended
     December 31, 1995 and 1994 respectively.

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1995
                                   (Unaudited)



7.  Income taxes:

    The components of income tax expense are:

                                                 Six months       Six months
                                                    Ended            Ended
                                                December 31,     December 31,
                                                    1995             1994
    Income taxes currently payable:
      Federal                                      $12,828          $42,143
      State                                          4,773            8,642
                                                    17,601           50,785

    Deferred tax expense arising from:
      Excess of Financial accounting
       depreciation over tax                      (    220)        (  1,020)

      Charges to allowance for doubtful accounts over tax write offs for bad debts

      Excess of rent expense for financial
       accounting over tax deductible rent           1,300              750
                                                     1,080         (    270)

    Total income tax expense                       $18,681          $50,515


    Deferred income tax provisions resulting from differences between accounting for financial statement purposes and accounting for tax purposes are reflected above.

    Areconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:

                                                 Six months       Six months
                                                   Ended             Ended


                                                December 31,     December 31,
                                                    1995             1994
      Computed tax at the expected
       statutory rate                             $137,620         $119,032

      Surtax exemption                           (  15,863)       (  16,750)

      State income taxes, net of federal
       tax benefit                                  18,304            8,642

      Foreign income                             ( 119,074)       (  60,139)

      Tax benefit from utilization of net
       operating loss carryover                  (   3,386)

      Other                                          1,080        (     270)
      Income tax expense                          $ 18,681         $ 50,515

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1995
                                   (Unaudited)






7.  Income taxes (continued):

    The effective statutory rate for 1995 was 39% for federal tax purposes.

    The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $1,683,200 at December 31, 1995 and $1,047,856 at December 31, 1994.

    The Company has adopted SFAS 109 for the fiscal year beginning July 1, 1993.
     SFAS 109 changes accounting for income taxes from the deferred method, required by APB-11 to the asset/liability method, commonly referred to as the liability method. The deferred method places primary emphasis on the matching of revenues and expenses. The liability method places primary emphasis on the valuation of current and deferred tax assets and liabilities. The significance of the impact that SFAS 109 will have on the financial statements is expected to be immaterial and will have no impact on any other significant matters of the Company. The effect of initially adopting SFAS 109 will be reported as the cumulative effect of a change in accounting principle in accordance with APB-20.

    The  Company  has   available  a  net   operating   loss  carry  forward  of
     approximately $60,000 against future earnings through the fiscal year ending June 30, 2009.



8.  Trade Acceptance Drafts receivable, bank:

    As of December 31, 1995, Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., had sold and assigned all outstanding Trade Acceptance Drafts (TAD's) to Banco Portugues De Atlantico (Bank). The total TAD amounts due from the banks were $2,314,231 at December 31, 1995. The bank purchases the TAD's at the face value and advances these amounts to Amworld Commerce, Inc. The bank purchases the TAD's without recourse. To the extent any TAD is in excess of $3,000, payment is insured by Capital Factors, Inc. The bank will purchase each TAD by advancing to Amworld Commerce, Inc. 75% of the face amount of each TAD assigned and delivered by overdraft on the Amworld Commerce, Inc. account. At December 31, 1995, the advances on the overdraft account amounted to $1,470,625. As each TAD is collected, the face amount will be credited to the Amworld account to reduce the advanced overdraft. Interest is payable at 1% over prime per annum on the outstanding advances, which shall be charged on the 1st day of each month. In addition the bank charges a $10 per daily deposit to service the account. Amworld Commerce, Inc. has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all guaranties and collateral, and all proceeds of all the above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

I.  Results of Operations

During the first six months of fiscal 1996, ended December 31, 1995, the Company had combined gross revenues of $11,192,070, as compared to $7,835,200 for the first six months of fiscal 1995. Despite an increase of over $3,350,000 in gross revenues (over 42% above fiscal 1995), total cost of revenues from operations during this period increased dramatically to $10,228,629, or approximately 91.3% of gross revenues, as compared to cost of goods sold for the same period in fiscal 1995 of $6,956,547, or 88.8% of gross revenues. Although slightly improved from the first quarter of fiscal 1996 when cost of revenues reached a high of 92% of gross revenues, this resulted in gross profits from operations of $963,441 for the first the current period, an increase of $84,788 (or approximately 9.6%) from the first half of fiscal 1995, with net incomes from operations of $363,189 for this period, as compared to $328,795 for the same period last year. After interest income and expenses and provisions for income taxes, the Company experienced net earnings of $338,962, as compared to $299,581 for the first half of fiscal 1995 (an increase of over 13%), or $0.06 per share.

With respect to the three months ended December 31, 1995, gross revenues reached $5,710,294 (up over 43.5% from the second quarter of fiscal 1995); gross profits climbed to $520,311 (an increase of just under 22% from the second quarter of fiscal 1995); net income from operations totaled $206,911 (up over 23% from the same period in fiscal 1995); and net earnings after interest income and expenses and allowances for income taxes reached $195,166 (an increase of over 29.8% from fiscal 1995), or $0.04 per share for the quarter ended December 31, 1995. Most importantly, however, the results for this three month period shows that the cost of revenues dipped below 91% (having reached 90.9% for the three months) for the first time since the Company introduced on a commercial basis its TAD Program (see

 FINANCIAL SERVICES DIVISION" below). Management believes that this indicates a leveling off of the increased costs associated with the TAD Program which should continue at least for the balance of fiscal 1996.

 There were two basic reasons for the higher cost of revenues and modest increases experienced in net operating profits during the past several quarters:

    1. The first reason relates to Amworld Commerce, Inc. ("Amworld"). Amworld's gross margins are lower than for the export division, typically in the range of 7 - 8%. Consequently, as Amworld accounts for an increasing percentage of the Company's overall revenues, the Company's overall margins will decrease. During this period Amworld generated $3,598,931 in gross revenues, over 32% of the Company's total revenues.

    2. The second reason relates to the nature of the sales made during this period by Actrade S.A. which continues to be a significant, although decreasing, segment of the Company's revenues. As in the past, during this period Actrade S.A. derived most of its gross revenues from a few very large sales of computer systems to Europe, which sales typically are made at profit margins of approximately 5%. Since Actrade S.A. represented over 33% of the Company's total revenues during this period, this contributed significantly to the higher overall cost of goods sold for the Company. As in the past, management is unable to predict whether or not these relatively low profit margins will persist with respect to revenues from Actrade S.A. during the balance of fiscal 1996.

Although management continues to estimate total gross revenues for fiscal 1996 will exceed $20 Million, due to the continued uncertainty of the cost which will be incurred as Amworld continues to expand, no estimate of operating results can be made at this time.

The increase in gross revenues during this period continues to be due primarily to the expansion of Actrade's operations through (I) the continued growth of its Financial Services Division, discussed separately below (see "III. Financial Services Division"), and (ii) the continued growth within Actrade's existing product lines, including Actrade S.A. As was the case during fiscal 1995, the increase in revenues during this period resulted from increased product sales rather than from price increases for the Company's products and operating revenues derived from Amworld.

As a result of the foregoing factors, the Company's net operating income expressed as a percentage of gross revenues decreased from 3.8% at the end of the first half of fiscal 1995 to slightly over 3.0% at the end of the first half of fiscal 1996. Although lower than last year, this ratio is up from 2.6% at the end of the first quarter of fiscal 1996 and considerably higher than the 2.5% reached at the end of fiscal 1995. Compared to 1995 fiscal year end, therefore, net operating income expressed as a percentage of gross revenues continue to showed an increase. Although management believes that this ratio may remain stable during fiscal 1996, management believes the results of operations show the success of the Company's expansion program and of its cost cutting measures.

Allstate had, and continues to have, extremely limited operations, a situation expected to continue for the foreseeable future. During the first half of fiscal 1996, Allstate's total sales have aggregated only $9,841, which continue to account for less than 1/10 of 1% of the Company's total revenues for this period.


II.  Discussion of Financial Condition

On a consolidated basis, at December 31, 1995 the Company had total assets of $7,842,247 (compared with $5,987,746 at June 30, 1995, the end of fiscal 1995)
with total  liabilities  of  $4,436,358  (compared  with  $3,057,530 at June 30,
1995). Of the Company's assets at December 31, 1995, $1,874,115 was in the form of cash and cash equivalent (compared to $1,769,049 at June 30, 1995), $3,414,626 represents accounts receivable, excluding TADs, (compared to $2,560,827 at June 30, 1995) and $2,314,231 in Trade Acceptance Drafts receivable (with a corresponding liability of $1,470,625 representing cash advanced from Amworld's bank). The increase in cash on hand at December 31, 1995 was principally due to routine fluctuations in cash on hand from the Company's operations. The increase of $853,799 in accounts receivables outstanding at December 31, 1995, as well as the increase in accounts payable ($2,783,447 at December 31, 1995 compared to $1,764,986 at June 30, 1995) was principally due to the increased revenues generated by Amworld and the normal effects of increased sales by Actrade and Actrade S.A. Despite the substantial increase in both trade accounts receivable and payable, management believes that this was caused principally by normal variations in Actrade's business and not due to any trend which is expected to have a continuing effect upon operations in the future.

At December 31, 1995 the Company had Retained Earnings of $1,363,483 with total Stockholder's Equity of $3,405,889, compared with $1,024,628 and $3,067,034, respectively, at June 30, 1995. The principal source of funds for the Company's operations are revenues earned by its operating subsidiaries.

At December 31, 1995 the Company had property, less accumulated depreciation, of $95,932, (compared to $93,174 at June 30, 1995) and deferred taxes and deposits of $15,034, compared to $28,473 at the end of fiscal 1995. In connection with the Company's relocation during fiscal 1990, it received an 18 month rent abatement. In conformity with accounting procedures, the value of this abatement is amortized over the life of the lease. Consequently, at September 30, 1995 the Company continued to show $60,284 in deferred rent liability.

Based upon available cash on hand, and expected revenues from operations, management is of the opinion that it will have adequate available funds to meet its capital expenditures for the balance of fiscal 1996. Thereafter, future capital expenditures will be decided based upon operating results and net revenues from operations. The Company's principal expansion activities involve marketing Amworld's accounts receivable financing program, which activities involve no significant capital expenditures.

With respect to the Company's working capital needs, management believes that operating revenues from its subsidiaries will continue to reflect a profit on a consolidated basis during the balance of fiscal 1996 and management expects revenues will be adequate to meet the Company's operating cash needs. The Company plans to draw working capital from cash on hand and operating revenues which are expected to be adequate to meet the Company's requirements for the foreseeable future.

As of the date of this Report, all of the Company's total accounts receivable at June 30, 1995, in the amount of $2,560,827 have been collected.


III.  Impact of Financial Service Division.

During fiscal 1994, the first full year of operations for the TAD Program, although still in its development stage, Amworld generated gross revenues of $927,757 (as compared to $247,809 during fiscal 1993) resulting in a net loss from operations for Amworld of $50,390. Although showing a modest loss, Amworld's operating results for fiscal 1994 exceeded management's expectations. During fiscal 1995, management implemented an aggressive new marketing plan for the TAD Program, principally in response to the perceived need to educate potential participants in the TAD Program about how trade acceptances work and how they could benefit from the TAD Program.


As a result, during fiscal 1995, Amworld generated total gross revenues of $3,703,493, almost 300% higher than fiscal 1994, which resulted in a net operating profit for fiscal 1995 of $7,153 - however, had management not elected to make a year-end allocation of indirect general and administrative over-head costs in the amount of $208,000, net operating profits for Amworld would have been approximately $215,153.

Amworld's operating revenues during the first half of fiscal 1996 totaled $3,598,931, or approximately 32.2% of the Company's total revenues during this period, as compared to total revenues of $1,509,065, or approximately 19.2% of total revenues, during the first half of fiscal 1995. Perhaps most importantly however, Amworld's gross revenues during this period were more than 138% higher than the same period last fiscal year, and over 97% of the total revenues earned by Amworld during all of fiscal 1995.

During this period, Amworld also had interest income of $25,159, interest expenses of $59,698 and incurred selling, general and administrative expenses of $156,981 which resulted in net operating income before taxes of $77,080.


 IV.  Trends Affecting Operations

Over the years management has observed a substantial increase in demand for American made products. In management's opinion, this is due to a renewed confidence in the quality of American products and the relative weakness of the US dollar as compared to other major foreign currencies. This has formed the basis of the Company's operating philosophy since 1989 and, in management's opinion, continue's to favor continued growth over the foreseeable future. Combined with the recent changes in world political structures, particularly in Eastern Europe, management believes that world demand for American products will continue to increase at least over the foreseeable future.

Economic conditions in the United States have caused many American manufacturers to seek new markets for their products and, in particular, to turn to foreign markets to boost domestic sales. Management believes that this trend, coupled with renewed demand for American products and improved buying power of foreign currencies, has been beneficial to the Company and has been a major factor in its growth over the past three years. This trend, although expected to continue for the foreseeable future, is now being affected by a number of other factors which could adversely affect future growth rates for the Company's present operations.

Recently, management has observed that, with the collapse of traditional political and ideological barriers, the demand for products from all parts of the world has increased perceptibly with many developing and third world nations now looking for products from many different countries. This has been particularly true of countries with "soft" currencies (i.e. currencies not readily exchangeable into established currencies such as British pounds, US dollars, etc.), such as the emerging countries of Eastern Europe, which at present are unable to pay for their purchases in US dollars. Management believes that the greatest demand for all kinds of foreign products (including those from the US and other industrial nations) will be seen from these newly developing third world countries over the next few years. To meet this changing market demand, the Company initiated an expansion of Actrade's operations through the establishment of Actrade S.A., which is intended to compliment current operations by providing foreign sources for products.

Over the long term, as the US economy continues to improve and the dollar strengthens with respect to other currencies, foreign buying power for American products may decrease causing foreign buyers to look for comparable, but less expensive, products from other sources. Although it is impossible to predict at this time the extent to which this trend may affect the competitiveness of American products overseas, it is likely that any significant decline in buying power of foreign currencies will have an adverse impact upon the Company's present operations. Although no assurances can be given, management believes that by utilizing its foreign network both to promote new sales of American products and as a source of comparable, less expensive foreign made products, the Company will gain the flexibility needed to meet changing product demands over the coming years.

Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future.


          Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    None during this period.

                        SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: February 2, 1996



                   ACTRADE INTERNATIONAL, LTD.



                        /s/Amos Aharoni
                   BY:__________________________
                      Amos Aharoni,
                      Chief Executive Officer