Form 10QSB
period 1996-03-31
ACTRADE INTERNATIONAL LTD
filed 1996-04-30
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

         (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended      March 31, 1996

                                       or

         ( )   Transition Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1939

               For the transition period from              to


Commission File Number:  0-18711




                           ACTRADE INTERNATIONAL, LTD.
        (Exact name of small business issuer as specified in its charter)




          Delaware                              13-3437739
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


                        7 Penn Plaza, New York, NY 10001

                   (Address of principal executive offices)


Issuer's telephone number, including area code:              (212) 563-1036


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at March 31, 1996

Common Stock, par value $0.002
 per share                                               5,330,681

                                      INDEX



Part I.  Financial information


  Item 1.  Consolidated condensed financial statements:


           Balance sheet as of March 31, 1996                            F-2

           Consolidated statement of operations for nine and three
            months ended March 31, 1996 and 1995                         F-3

           Consolidated statement of cash flows for nine months
            ended March 31, 1996 and 1995                                F-4

           Notes to consolidated condensed financial statements        F-5-10



  Item 2.  Management's discussion and analysis of financial condition


Part II.  Other information


Signatures

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1996
                                   (Unaudited)





                                     ASSETS


Current assets:
  Cash, including time deposits of $1,750,000                      $1,780,319
  Accounts receivable, less allowance for
   doubtful accounts of $25,000                                     3,457,212
  Trade acceptance draft receivable, bank (Note 8)                  2,265,170
  Due from affiliates (Note 10)                                       187,330
  Prepaid expenses                                                     21,014
  Interest receivable                                                  48,889

    Total current assets                                            7,759,934

Property and equipment:
  Furniture and fixtures                                              146,849
  Leasehold improvements                                              110,902
                                                                         257,751
  Less accumulated depreciation                                   (   165,119)
                                                                       92,632

Other asset, security deposit                                          15,034

                                                                      $7,867,600


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Current portion of long-term debt (Note 4)                       $   14,881
  Cash advance from bank (Note 8)                                   1,214,014
  Accounts payable                                                  2,609,508
  Accrued interest                                                         99
  Payroll taxes payable                                                11,386
  Due to affiliates (Note 10)                                         373,162
  Income taxes payable (Note 7)                                        14,741

    Total current liabilities                                       4,237,791

Commitments (Note 6)

Deferred rent liability (Note 6)                                       58,475

Shareholders' equity:
  Common stock, $.0001 par value; authorized
   100,000,000 shares, issued and outstanding
   5,330,681 shares                                                       533
  Additional paid in capital                                        2,041,987
  Retained earnings                                                 1,528,814
                                                                       3,571,334

                                                                      $7,867,600

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

          FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)








                                   Nine months              Three months
                                      Ended                     Ended
                                     March 31,                 March 31,
                                1996         1995         1996         1995


Net sales                  $17,075,672  $11,584,561   $5,883,602   $3,749,361

Cost of sales               15,603,492   10,434,780    5,374,863    3,478,233

Gross profit                 1,472,180    1,149,781      508,739      271,128

Selling, general and
 administrative expenses       934,756      817,681      334,504      267,823

Income from operations         537,424      332,100      174,235        3,305

Other income (charges):
  Interest income               87,184       58,343       28,802       19,137
  Interest of expense     (    102,152)(     32,539) (    38,224) (    14,634)

                          (     14,968)      25,804  (     9,422)       4,503

Income before income
 taxes                         522,456      357,904      164,813        7,808

Income taxes expense
 (benefit)                      18,130       15,410          551  (    35,105)

Net income                 $   504,326  $   342,494   $  165,364   $   42,913

Earnings per common
 share:

   Primary                 $      0.09   $     0.06   $     0.03   $     0.01

   Fully diluted           $      0.09   $     0.06   $     0.03   $     0.01

Weighted average common
 shares outstanding
 (Note 10):

    Primary                  5,330,681    5,295,005    5,330,681    5,330,681

    Fully diluted            5,347,429    5,295,005    5,398,043    5,330,681

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

          FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)









                                                            1996         1995

Cash flows from operating activities:
  Net income                                          $  504,326   $  342,494
  Adjustments to reconcile net income
   to cash provided from operating activities:
     Depreciation                                         17,558       16,381
     Decrease in deferred tax asset                                       897
  Changes in operating assets and liabilities:
    Increase in accounts receivable                  ( 1,653,555) ( 2,518,518)
    Decrease (increase) in prepaid expenses                7,980  (     7,621)
    Increase in interest receivable                  (    21,326) (    57,676)
    Increase in accounts payable                         844,522    1,550,210
    Decrease in accrued expenses                     (    10,189) (       252)
    Increase in payroll taxes payable                      2,173       26,364
    Increase in income taxes payable                      14,041       13,574
    Decrease in deferred rent                        (     5,427) (     3,396)
    Decrease in deferred taxes                            13,439        7,316
  Changes in other assets and liabilities:
    Increase (decrease) in amounts due
     to/from affiliates                                  290,654       19,809

    Net cash used in operating activities                  4,196  (   610,418)

    Net Cash used in investing activities,
     purchase of property and equipment              (    17,167) (    11,105)

Financing activities:
  Source of cash:
    Proceed from issuance of common stock                             567,574
    Proceed from issuance of common stock
     warrants                                                125
    Increase in cash advances from bank                  159,116      638,862
  Use of cash:
    Decrease in long-term debt                       (   135,000) (   135,000)

    Net cash provided from financing activities           24,241    1,071,436

Net increase in cash                                      11,270      449,913

Cash, beginning of period                              1,769,049    1,311,569

Cash, end of period                                   $1,780,319   $1,761,482

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                          $  103,042   $   32,794
    Income taxes                                      $      700   $        0

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)



1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1995, included in its Annual Report filed on Form 10-KSB. All reference to Actrade in these footnotes, relate to Actrade International, Inc., the Company's wholly owned subsidiary. Actrade International, Ltd., "The Company," is referred to as ACI.


2.  Organization of the Company:

    The Company, formerly Acquisition Capability,  Inc., was incorporated in the
     State of Delaware on April 3, 1987. On September 2, 1988, the Company acquired 100% of the issued and outstanding shares of Allstate Travel Corp., a New York corporation incorporated on August 13, 1985 and Actrade International, Corp., a New York corporation incorporated on July 18, 1985. Allstate operates as a travel agency. Actrade represents various U. S. manufacturers and distributors by buying and exporting their products overseas. Actrade Capital, Inc., formerly Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., was incorporated in Delaware in May of 1991. Amworld offers alternatives to existing accounts receivable financing to both domestic and foreign companies. Standard Corporation, a wholly owned foreign corporation and subsidiary of Actrade International, Corp., was incorporated in Antigua and Bermuda on February 12, 1988 and was acquired in January 1990. On December 22, 1991, Standard Corporation changed its corporate name to Actrade South America. American Cooling, Inc., a wholly owned subsidiary of Actrade International, Ltd. was incorporated in Delaware in 1992 and was inactive. American Care
     Industries,  was  incorporated  in 1993  and was  inactive.  American  Care
     Industries, Inc. is a wholly owned subsidiary of Actrade International, Ltd. Amworld Credit, Inc. was incorporated in 1994 and was inactive at March 1996.

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

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)





4.  Notes payable, bank:


                                      Rate

    Note payable, Banca
     Nazionale Del Lavoro  (a)      LIBOR + 1%          $14,881


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


                  April 30, 1996                         $14,881


           The note is collateralized by accounts receivable.



5.  Related party transactions:

    During the period ended March 31, 1996, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand. These balances consist of the following:

           Due from affiliates:

            NTS Corp.                                   $  2,500
            Henessey Corp.                                65,182
            Executive 900 Corp.                          119,648
                                                        $187,330

           Due to affiliates:

            NTS Corp.                                   $  3,126
            Fort Corp.                                   370,000
                                                        $373,126

    The Company has entered into several employment agreements with its officers and shareholders.

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)






6.  Leases:

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

    Future minimum lease payments required under non-cancelable operating leases by fiscal year are as follows:


                March 31, 1997                    $73,200
                March 31, 1998                    $76,795
                March 31, 1999                    $80,313
                March 31, 2000                    $83,970


    Lease  expense  amounted to $54,449  and  $47,970 for the nine months  ended
     March 31, 1996 and 1995 respectively.

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)




7.  Income taxes:

    The components of income tax expense are:

                                                Nine months      Nine months
                                                   Ended            Ended
                                                 March 31,        March 31,
                                                    1996             1995
    Income taxes currently payable:
      Federal                                      $11,410          $ 7,296
      State                                          5,100            8,519
                                                    16,510           15,815

    Deferred tax expense arising from:
      Excess of Financial accounting
       depreciation over tax                      (    330)        (  1,530)

      Charges to allowance for doubtful accounts over tax write offs for bad debts

      Excess of rent expense for financial
       accounting over tax deductible rent           1,950            1,125
                                                     1,620         (    405)

    Total income tax expense                       $18,130          $15,410


    Deferred income tax provisions resulting from differences between accounting for financial statement purposes and accounting for tax purposes are reflected above.


    Areconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:

                                                Nine months      Nine months
                                                  Ended             Ended
                                                 March 31,        March 31,
                                                   1996              1995
      Computed tax at the expected
       statutory rate                             $203,758         $118,929

      Surtax exemption                           (  17,483)       (   9,244)

      State income taxes, net of federal
       tax benefit                                  27,085            8,519

      Foreign income                             ( 193,464)       ( 102,389)

      Tax benefit from utilization of net
       operating loss carryover                  (   3,386)

      Other                                          1,620        (     405)
      Income tax expense                          $ 18,130         $ 15,410

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)






7.  Income taxes (continued):

    The effective statutory rate for 1995 was 39% for federal tax purposes.

    The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $1,765,525 at March 31, 1996 and $1,172,120 at March 31, 1995.

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



8.  Trade Acceptance Drafts receivable, bank:

    As of March 31, 1996,  Actrade Capital,  Inc.,  formerly  Amworld  Commerce,
     Inc., a wholly owned subsidiary of Actrade International, Ltd., had sold and assigned all outstanding Trade Acceptance Drafts (TAD's) to Banco Portugues De Atlantico (Bank). The total TAD amounts due from the banks were $2,265,170 at March 31, 1996. The bank purchases the TAD's at the face value and advances these amounts to Actrade Capital, Inc. The bank purchases the TAD's without recourse and Actrade Capital, Inc. has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all guaranties and collateral, and all proceeds of the above. The bank will purchase each TAD by advancing to Actrade Capital, Inc. 75% of the face amount of each TAD assigned and delivered by overdraft on the Actrade Capital, Inc. account. At March 31, 1996 the advances on the overdraft account amounted to $1,214,014. As each TAD is collateralized, the face amount will be credited to the Actrade account to reduce the advanced overdraft. Interest is payable at 1% over prime per annum on the outstanding advances, which will be charged on the first day of each month.

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)






9.  Outstanding warrants to purchase common stock:

    At March 31, 1996, the Company had outstanding  warrants to purchase 105,000 shares of the Company's common stock at prices ranging from $1.75 to $2.25 per share. The warrants became exercisable in 1996 and expire in 2001. At March 31, 1996, 105,000 shares of common stock were reserved for that purpose.



10.  Reconciliation of shares used in computation of earnings per share:


                                                          1996         1995

      Primary weighted average of shares
       actually outstanding                            5,330,681    5,295,005

      Common stock purchase warrants                      16,748

      Fully diluted weighted average common
       shares outstanding                              5,347,429    5,295,005

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS



1.  Results of Operations

During the first nine months of fiscal 1996, ended March 31, 1996, the Company had combined gross revenues of $17,075,672, as compared to $11,584,561 for the first nine months of fiscal 1995. Despite an increase of over $5,490,000 in gross revenues (over 47% above the same period in fiscal 1995), total cost of revenues from operations during this period continued their dramatic increase to $15,603.492, approximately 91.4% of gross revenues, as compared to cost of goods sold for the same period in fiscal 1995 of $10,434.780 or 90.1% of gross revenues. Although slightly improved from the first quarter of fiscal 1996 when cost of revenues reached an all time high of 92% of gross revenues, this resulted in gross profits from operations of $1,472,180 for the nine month period, an increase of $322,399 (or approximately 28%) from the first nine months of fiscal 1996, with net incomes from operations of $537,424 for this period, as compared to $332,100 for the same period last year. After interest income and expenses and provisions for income taxes, the Company experienced net earnings of $504,326 as compared to $342,494 for the first nine months of fiscal 1995 (an increase of over 47%), or $0.09 per share as compared to $0.06 per share for the same period last year.

With respect to the three months ended March 31, 1996, gross revenues reached $5,883,602 (up almost 57% from the third quarter of fiscal 1995); gross profits climbed to $508,739 (an increase of over 87% from the third quarter of fiscal
1995); net income from operations totaled $174,235 (up over 5,171% from the same period in fiscal 1995); and net earnings after interest income and expenses and allowances for income taxes reached $165,364 (an increase of over 285% from fiscal 1995), or $0.03 per share for the quarter ended March 31, 1996. However, despite the substantial increase in revenues and profits during this quarter, the results for this three month period shows that the cost of revenues as a percentage of gross revenues resumed its upward trend, reaching 91.4% (compared with 90.9% during the second quarter of fiscal 1996), a circumstance which management believes is directly attributable to the continued high cost associated with the promotion, on a commercial basis, of its TAD Program (see
"FINANCIAL SERVICES DIVISION" below). Management continues to believe that operating results during fiscal 1996 indicate a leveling off of the increased costs associated with the TAD Program and do not expect that this ration will show any further significant increase for the balance of fiscal 1996.

There were two basic reasons for the higher cost of revenues and modest increases experienced in net operating profits during the past several quarters:

    1. The first reason relates to Actrade Capital, Inc. - formerly Amworld Commerce, Inc. -("Capital"). Capital's gross margins are lower than for the export division, typically in the range of 7 - 8%. Consequently, as Capital accounts for an increasing percentage of the Company's overall revenues, the Company's overall margins will decrease. During the first nine months of fiscal 1996, Capital generated $5,770,195 in gross revenues, approximately 33.8% of the Company's total revenues.

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


Although management continues to estimate total gross revenues for fiscal 1996 will exceed $20 Million, due to the continued uncertainty of the cost which will be incurred as Capital continues to expand, no estimate of operating results can be made at this time.

The increase in gross revenues during this period continues to be due primarily to the expansion of Actrade's operations through (I) the continued growth of its Financial Services Division, discussed separately below (see" III. Financial Services Division"), and (ii) the continued growth within Actrade's existing product lines, including Actrade S.A. As was the case during fiscal 1995, the increase in revenues during this period resulted from increased product sales rather than from price increases for the Company's products and operating revenues derived from Amworld.

However, as further evidence of management's belief that the impact of the higher costs associated with the introduction of the TAD Program, the Company's net operating income expressed as a percentage of gross revenues remained virtually unchanged from the 2.957% level at the end of the first nine months of fiscal 1995 to 2.953% at the end of the first nine months of fiscal 1996. Further, this ration continues to improve from the prior low of 2.5% reached at the end of fiscal 1995. Compared to 1995 fiscal year end, therefore, net operating income expressed as a percentage of gross revenues continue to show an increase. Management believes that this ratio will continue to remain stable during the balance of fiscal 1996 and that the results of operations show the success of the Company's expansion program and of its cost cutting measures.

Allstate had, and continues to have, extremely limited operations, a situation expected to continue for the foreseeable future. During the first nine months of fiscal 1996. Allstate's total sales have aggregated only $11.728, which continue to account for less than 1/10 of 1% of the Company's total revenues for this period.

II. Discussion of Financial Condition

On a consolidated basis, at March 31, 1996 the Company had total assets of $7,867,600 (compared with $5,987,746 at June 30, 1995, the end of fiscal 1995)
with total  liabilities  of  $4,237,791  (compared  with  $3,057,530 at June 30,
1995). Of the Company's assets at March 31, 1996, $1,780,319 was in the form of cash and cash equivalent (compared to $1,769,049 at June 30, 1995), $3,457,212 represents accounts receivable, excluding TADs, (compared to $2,560,827 at June 30, 1995) and $2,265,170 in Trade Acceptance Drafts receivable (with a corresponding liability of $1,214,014 representing cash advanced from Capital's bank). The slight increase in cash on hand at March 31, 1996 was principally due to routine fluctuations in cash on hand from the Company's operations. The increase of $896,385 in accounts receivables outstanding at March, 1996, as well as the increase in accounts payable ($2,609,508 at March 31, 1996 compared to $1,764,986 at June 30, 1995) was principally due to the increased revenues generated by Capital and the normal effects of increased sales by Actrade and Actrade S.A. Despite the substantial increase in both trade accounts receivable and payable, management believes that this was caused principally by normal variations in Actrade's business and not due to any trend which is expected to have a continuing effect upon operations in the future.

At March 31, 1996 the Company had Retained Earnings of $1,528,814 with total Stockholder's Equity of $3,517,334, compared with $1,024,628 and $3,067,034, respectively, at June 30, 1995. The principal source of funds for the Company's operations are revenues earned by its operating subsidiaries.

At March 31, 1996 the Company had property, less accumulated depreciation, of $92,632, (compared to $93,174 at June 30, 1995) and security deposits of $15,034, compared to $28,473 at the end of fiscal 1995. In connection with the Company's relocation during fiscal 1990, it received an 18 month rent abatement. In conformity with accounting procedures, the value of this abatement is amortized over the life of the lease. Consequently, at March 31, 1996 the Company continued to show $58,475 in deferred rent liability.

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

As of the date of this Report, all of the Company's total accounts receivable at June 30, 1995 in the amount of $2,560,827 have been collected.



III.  Impact of Financial Service Division

During fiscal 1994, the first full year of operations for the TAD Program, although still in its development stage, Capital (formerly Amworld Commerce, Inc.) generated gross revenues of $927,757 (as compared to $247,809 during fiscal 1993) resulting in a net loss from operations for Capital of $50,390. Although showing a modest loss, Capital's operating results for fiscal 1994 exceeded management's expectations.

During fiscal 1995, management implemented an aggressive new marketing plan for the TAD Program, principally in response to the perceived need to educate potential participants in the TAD Program about how trade acceptances work and how they could benefit from the TAD Program.

As a result, during fiscal 1995, Capital generated total gross revenues of $3,703,493, almost 300% higher than fiscal 1994, which resulted in a new operating profit for fiscal 1995 of $7,153 - however, had management not elected to make a year-end allocation of indirect general and administrative over-head costs in the amount of $208,000, net operating profits for Capital would have been approximately $215,153.

Capital's operating revenues during the first nine months of fiscal 1996 totaled $5,770,196, or approximately 33.8% of the Company's total revenues during this period, as compared to total revenues of $2,378,697, or approximately 20% of total revenues, during the first nine months of fiscal 1995. Perhaps most importantly however, capital's gross revenues during this period were more than 142% higher than the same period last fiscal year.

During this period, Capital also had interest income of $37,530, interest expenses of $97,162 and incurred selling, general and administrative expenses of $195,421 which resulted in net operating income before taxes of $101,891.


IV.  Trends Affecting Operations

Over the years management has observed a substantial increase in demand for American made products. In management's opinion, this is due to a renewed confidence in the quality of American products and the relative weakness of the US dollar as compared to other major foreign currencies. This has formed the basis of the Company's operating philosophy since 1989 and, in management's opinion, continues to favor continued growth over the foreseeable future. Combined with the recent changes in world political structures, particularly in Eastern Europe, management believes that world demand for American products will continue to increase at least over the foreseeable future.

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

Over the long term, as the US economy continues to improve and the dollar strengthens with respect to other currencies, foreign buying power for American products may decrease causing foreign buyers to look for comparable, but less expensive, products from the sources. Although it is impossible to predict at this time the extent to which this trend may affect the competitiveness of American products overseas, it is likely that any significant decline in buying power of foreign currencies will have an adverse impact upon the Company's present operations. Although no assurances can be given, management believes that by utilizing its foreign network both to promote new sales of American products and as a source of comparable, less expensive foreign made products, the Company will gain the flexibility needed to meet changing product demands over the coming years.

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






Dated:  April 25, 1996




                           ACTRADE INTERNATIONAL, LTD.






                                       By:
                                  Amos Aharoni,
                             Chief Executive Officer