Form 10KSB
period 1996-06-30
ACTRADE INTERNATIONAL LTD
filed 1996-08-21
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-KSB

(Mark One)        /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES AND EXCHANGE ACT OF 1934
                                      For the Fiscal Year Ended June 30, 1996

                  /__/ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from _______ to __________

                                          Commission File Number: 0-18711

                                            ACTRADE INTERNATIONAL, LTD.
                                 (Name Of Small Business Issuer In Its Charter)


         Delaware                                                    13-3437739
(State Or Other Jurisdiction Of Incorporation or Organization) (IRS Employer
                                                                  Ident. No.)

7 Penn Plaza, Suite 422, New York, New York                            10001
(Address Of Principal Executive Offices)                             (Zip Code)

Issuer's Telephone Number:(212) 563-1036

         Securities registered pursuant to Section 12 (b)of the Act:
         Title of each class            Name of Exchange on which registered

         Securities registered pursuant to Section 12 (g) of the Act:
         Common - 5,683,181 Shares Outstanding as of the date of this Report
                  (Title Of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /_X_/ State the issuer's revenues for its most recent fiscal year. $23,837,985

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of August 15, 1996, the value of such stock was: $17,794,200.
                                                      Page 1

                                                    FORM 10-K

                                            ACTRADE INTERNATIONAL LTD.
                                                   JUNE 30, 1996

PART I

ITEM 1.  BUSINESS

General.
     Actrade International, Ltd. (the "Company") was incorporated under the name "Acquisition Capability, Inc." in the state of Delaware on April 3, 1987. In 1989, the Company acquired Actrade International Corp. ("Actrade") and Allstate Travel Corp. ("Allstate"), both New York corporations, making both companies wholly owned subsidiaries. See, "BUSINESS OPERA- TIONS - Actrade International Corp. and Allstate Travel Corp." below. In 1991, the Company acquired an inactive foreign corporation, Actrade S.A., as a wholly owned subsidiary, to participate in foreign transactions which do not involve American products. See, "BUSINESS OPERATIONS - Actrade S.A." below.

     In fiscal 1993, the Company established two new subsidiary corporations, Actrade Capital Inc., originally incorporated as Amworld Commerce, Inc. ("Capital") and Amworld Credit Inc. ("Credit"), for the purpose of offering to domestic companies innovative financial services which together comprise the Company's Financial Services Division. To date, however, Credit has remained inactive. See, "BUSINESS OPERATIONS - Financial Services Division" below.


                                                BUSINESS OPERATIONS

Actrade Capital Inc.:

     During fiscal 1993, Capital was formed to engage in the development and commercialization of new trade-financing services for the domestic US market. In mid-1993, Capital completed development of a new system to manage and finance the accounts receivable of American companies through the use of Trade Acceptance Drafts (the "TAD Program"). The TAD Program is designed to improve the management of accounts receivable, improve cash flow and increase sales. It allows Sellers to offer credit terms to their commercial customers through the use of pre-authorized debit drafts ("TAD's") that Capital purchases and, on their due date, processes for payment.

Definition.

     Essentially, a "TAD" is a draft which is prepared by the seller of goods or services ("Sellers") and accepted by the buyer of the goods or services ("Buyers") by the Buyer signing and delivery of draft back to the Seller. This acceptance of the draft confirms that: (i) the goods or services have been delivered by the Seller; (ii) the goods or services were checked and ac- cepted by the Buyer; (iii) it establishes a specific payment date and (iv) the draft itself constitutes the payment instrument for the transaction according to its terms. In addition, the TAD is negotiable so that the Seller may endorse it and transfer it to another party. At its most basic level, a TAD can be viewed as a negotiable promissory note which at its due date is collected like an ordinary check. Three major steps are involved in the TAD Program:

     Generating the TAD: By agreement between the Seller and Buyer, a Buyer "pays" the Seller by signing and delivering a TAD or series of TAD's, as they may agree.

     Purchasing the TAD: Periodically, a Seller will endorse and offer its TAD's for sale to Capital who then evaluates the TAD's and decides which TAD's it will purchase and upon what terms; these terms must then be accepted by the Seller.

     Collecting the TADs: On the due date, either Capital or the bank to which they have been sold collects the TADs directly from the Buyers bank account without any further involvement of either the Seller or Buyer.

BENEFITS OF THE TAD PROGRAM.

     There are three major benefits of the TAD Program. First, it serves as a means for a Seller to finance his accounts receivable by substituting TAD's for the open receivable. In most cases Sellers can obtain 75% of the face value of the TAD's sold to Capital within 48 hours, thereby providing them critically needed cash flow. Second, the use of TAD's allows the Seller to give credit terms to his Buyers which in most cases gives him a clear advantage over his competition and serves as a sales tool. Finally, the TAD's provide a collection mechanism by allowing the TAD to be charged directly against the Buyer's checking account on the due date.

SAFETY.

     The TAD Program is designed with many safeguards to minimize the risk of non-payment. In management's opinion, although no assurance can be given, the following features of the TAD Program will reduce the risk of non-collection:

     1. Diversification. By accepting TAD's issued by a large number of customers, the risk of loss is reduced. Each Seller typically deals with TAD's from many unrelated companies. Therefore, the extent of Capital's exposure from nonpayment by any company is limited.
                                                      Page 3

     2. Reserve Against Non-Payment. When Capital advances a portion of the purchase price before the due date of the TAD, it will withhold a "reserve" from the total aggregate amount of TAD's purchased from each Seller to protect against the non-payment of any TAD. The collection of every TAD purchased is cross-collateralized by the full proceeds of all TAD's collected for each Seller.

     3. Guarantees and Insurance. Most TAD's are unconditionally guaranteed by the participant and, where appropriate by the participant's individual principals. Further, in many cases, Capital is able to secure collection of TAD's it will purchase through a business credit insurance policy it has secured through American Credit Indemnity Company which became effective May 1, 1996. This policy will cover losses up to $3 Million and allows a discretionary coverage of $50,000 per customer.

     Finally, when TAD's are tendered for sale by a Seller, Capital reviews the total relationship with the Seller and its customers, including past payment record for TAD's previously purchased, etc., before deciding whether or not to purchase the TADs being presented. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below for an analysis of Capital's operations.

     As of the date of this Report, management is not aware of any other financial service program offered in the United States which utilizes trade acceptance drafts. The Company has filed for patent protection on the processes involved in the TAD Program, which application is currently pending under Number 08/506,539. Although no assurances can be given, based upon discussions had with the Company's patent counsel, management believes that it may be able to secure patent protection for this innovative program.

Actrade International Corp. - General:

 Actrade is engaged in international trade and finance having, since July 1988, concentrated in the direct export of American products primarily to the Middle East, South America, Europe (including Eastern Europe) and the Pacific Rim.

     Actrade represents a number of manufacturers of American made products on both an exclusive and non-exclusive basis. From the manufacturers it represents, Actrade will assemble compatible products into full product lines which it offers to its overseas distributors. Where Actrade has secured exclusive rights, it will pass on this exclusivity to its overseas distributor. All products carried by Actrade are produced by a number of manufacturers and, consequently, the loss of any existing manufacturer's agreement will not, in the opinion of management, have a material adverse effect on the Company's operations.

     In management's opinion, Actrade represents a business concept beyond traditional commission export management companies, which simply solicit orders for the suppliers they represent. Actrade provides US companies foreign markets for their products through its own network of buyers, wholesalers and distributors, coupled with an ability to arrange required export services (including air or sea shipping, inland freight arrangements, preparation of shipping documents, export licenses, establishment of letters of credit, etc.) which offers a less expensive alternative to "in-house" export operations.

         - Product Lines:

As of the end of fiscal 1996, Actrade's principal product groups included:

     1- Industrial and Commercial Air Conditioning Equipment including package systems, stand alone units and spare parts;

     2- Computer systems, hardware and related peripheral equipment;

     3- Commercial and Industrial Machinery, Ancillary Equipment and Spare Parts, including restaurant, commercial bakery and hotel equipment, commercial refrigerators and freezers, display cases, ice cream freezers, laundry and dry cleaning pressing equipment and automotive spare parts; and

Actrade also offers a wide range of additional consumer and commercial products and, on request, will search out special order products for foreign buyers. Management's goal has always been to offer a diverse range of American products in order to provide overseas distributors with a single source for all their customers' needs. Based upon Actrade's experience to date, management does not anticipate any material seasonal variations in the sales of any of its principal product lines.

During the year ended June 30, 1996, out of Actrade's three principal product groups, the Air Conditioning and Refrigeration Division accounted for gross sales revenues of approximately $6,915,915, or approximately 29% of the Company's total sales. During fiscal 1995, Air Conditioning and Refrigeration sales totaled approximately $5,280,000, or 32.2% of total sales (as compared to approximately $3,410,581, or 28% of total sales, during fiscal 1994). Although this Division continues to represent a very significant component of the Company's total revenues, the percentage of total revenues represented by it dropped significantly during fiscal 1996 due to the increase in revenues by Actrade S.A. (see discussion below) and the substantial expansion of commercial operations by Capital.

During the past fiscal year, no other single product line or related group accounted for more than 10% of the Company's total sales revenues.



         - Operations:

     Actrade maintains no inventory of products. Rather, it purchases products for its own account only when it has confirmed orders from overseas buyers. In this fashion, Actrade
(I) acts as a principal in the sale; (ii) does not require warehouse or storage space for inventories; (iii) does not tie up available capital in inventory; and
(iv) assures US manufacturers acceptable payment terms in the US thereby eliminating the problems of collecting foreign receivables. Through Actrade, American companies can effectively trade with overseas buyers without the risks and delays associated with the international market.

All of Actrade's activities are transacted in US dollars to avoid the risk of loss due to currency fluctuations and exchange rates. Further, as a re-seller of products to foreign buyers, applicable foreign tariffs, taxes and local import charges are the responsibility of the foreign buyer and not Actrade.

For numerous reasons, many American manufacturers are reluctant to offer credit terms to foreign buyers. By acting as a direct re-seller of products, utilizing its own credit facilities, Actrade is in a position to offer generally unavailable credit terms to foreign buyers. Due to its current cash position, Actrade continues to offer extended credit to its largest, most creditworthy customers.

During fiscal 1996 no single customer represented 10% or more of the Company's total sales. During fiscal 1995, two customer represented approximately 27% of the Company's total sales. These customers were Efatar Engineering Co., Ltd., an engineering company located in Hong Kong; and Karioka, Ltd., a distribution company located in Israel. None of these customers are affiliated with the Company nor any of its affiliates. Management does not believe that the loss of any of these customers would have a materially adverse affect upon the operations or revenues of Actrade. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Actrade S.A.

Unlike Actrade, Actrade S.A. engages in all phases of international trade except for the sale of American products. With gross revenues growing from $908,000 in fiscal 1991 to $7,689,791 in fiscal 1996 (an average annual increase of over 124% over its six years of operations) Actrade S. A. accounted for over 32% of the Company's total gross revenues for fiscal 1996 and represented the second largest component of the Company's overall operations (second only to the operations of Capital discussed above).

Since fiscal 1993, Actrade S.A. has been principally involved with the sale of computer systems primarily for distribution to Eastern Europe. During fiscal 1994, Actrade S.A. continued to aggressively pursue the expansion of its European markets with total world-wide sales of over $6,419,000, primarily comprised of computer systems and related equipment. This trend continued through fiscal 1995 with sales, again primarily in computer systems and hardware, growing slightly to $6,747,479, an increase of approximately $328,000 or 5% over fiscal 1994. In fiscal 1996, Actrade S.A. accelerated its growth over fiscal 1995 with an increase in gross revenues of $942,312 over those of fiscal 1995, an increase of almost 14%.

However, since sales by Actrade S.A. are usually special situations of typically higher dollar amounts, as has been the case with the sale of computer equipment, management is unable to predict the impact of it's activities in the future, although it is expected that Actrade S.A. will continue to operate at least at current levels in the future. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below.

Allstate's Operations

Allstate has operated as a travel agency since 1987, and is duly licensed as a ticketing agent with IATA (International Airlines Travel Agents Network). To date, the Company has concentrated its efforts in the international trade markets of Actrade and Actrade S.A. and in development of its Financial Services Division. Consequently, management has decided to defer any expansion of Allstate's operations for the foreseeable future. During fiscal 1995, Allstate's total revenues constituted less than 1/4 of 1% of the Company's total revenues; this decreased to less than 1/10 of 1% during fiscal 1996. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a complete discussion of the Company's revenues and financial condition.


                                                  EXPANSION PLAN

Management has concentrated its efforts for the past eighteen months in the expansion of Capital's TAD Program and for the foreseeable future plans to devote the majority of its efforts and resources in the marketing of this Program. There are several reasons for this decision. First, the TAD Program has grown well beyond management's projections; with revenues growing over 300% in fiscal 1995 and an additional 116% in fiscal 1996. Second, the acceptance of the TAD Program has proven management's original assessment as to the potential market for the TAD Program. Finally, Actrade's international trade operations have developed to a point where the Company has experienced a steady average 20% plus growth rate for the past seven fiscal years. Of course, the Company continually evaluates the feasibility of new product lines and expanded markets for its international trade operations and, also, evaluates the applicability of new financial service products for development in conjunction with the TAD Program.

Competition

Despite its consistent growth over the past six years, Actrade faces strong competition from many other companies (many of which are larger and have greater financial resources) in three primary areas. First, Actrade competes with export management companies for representation of US manufacturers. In the present favorable economic climate for export of US products overseas, management expects that competition for US products will continue to increase for the foreseeable future. Secondly, Actrade competes with local (overseas) manufacturers of products similar to those offered by it. Virtually all products offered by

Actrade have competitive products manufactured by foreign companies overseas. Consequently, Actrade must depend upon the quality of the US products it represents and the competitive pricing it can offer in order to effectively compete with local manufacturers. Finally, Actrade competes with US manufacturers engaged in the direct export of their products. All of these factors will impact upon Actrade's export operations, revenues, profits and its ability to grow.

With respect to Capital's TAD Program, the Company faces strong competition from many established financial institutions, including banks, insurance companies and receivables financing (factoring) companies. Most of these companies are larger and have greater financial resources. Further, Capital's TAD Program is based upon the use of Trade Acceptance Drafts which, although a long-established instrument in international trade, has been virtually unknown within the US domestic market. Consequently, management faces the additional burden of educating its target market as to the use of this financial instrument and gaining adequate market acceptance of this concept to attract a sufficient number of participating companies in order to make this Program commercially viable. As of the date of this Report, management is not aware of any other financial service program which utilizes trade acceptance drafts in a manner similar to Capital.

ITEM 2.  PROPERTIES.

The Company's principal corporate offices are located at 7 Penn Plaza, Suite 422, New York, NY 10001, where it occupies approximately 5,000 square feet of office space. This lease expires February 28, 2000, and provides for monthly rentals of $4,400, commencing June 1, 1991 with annual increases of 4.5%.

Although the Company took occupancy of these premises on April 1, 1990, the Lease Agreement with the Landlord, 370 Joint Venture, an unaffiliated third party, provided for the landlord to grant rent abatements until June 1, 1991 in consideration of certain leasehold improvements made by the Company. This space houses both executive and operating offices for the Company and its subsidiaries.

     As of December 1, 1991, the Company opened a regional sales office, pursuant to a three-year lease with an unaffiliated third party, at 6700 North Andrews Avenue, Suite 101, Ft. Lauderdale, Florida, where it occupies approximately 979 square feet of office space. This office is managed by Mr. Leon Schorr, Vice President.

Actrade S.A. maintains a separate sales office at 14 Benyamin Ave., Nathanya, Israel, where it leases approximately 600 square feet of office space from Mercaz Haneyar Atara Marketing and Distribution Ltd. ("Mercaz"), an unaffiliated third party, who also serves as a commission sales agent for Actrade S.A.. Under this agreement, Mercaz also provides Actrade S.A. with all necessary office furniture and equipment, telephone service, basic secretarial and clerical services and an office manager to coordinate Actrade's office operations. Actrade S.A. pays an annual fee of $6,000, which is payable at the end of each year and is subject to downward adjustment based upon the commissions paid to Mercaz during such year.

     Actrade S.A. also maintains a sales office within the offices of Resource International Marketing Ltd. at No. 7, 12/F, Elite Industrial Centre, 883 Cheung Sha Wan Road, Kowloon, Hong Kong, which serves as a special consultant to the Company with respect to Actrade's marketing activities in the Pacific Rim. This office is provided without additional charge to Actrade S.A. as part of the services provided by Resource International Marketing Ltd.

The Company believes that it's present facilities will be adequate for its purposes for the foreseeable future and does not anticipate the need for additional office or operating facilities.

ITEM 3.  LEGAL PROCEEDINGS.

The Company has no legal proceedings which are unusual in nature or not in the normal course of its business or material in amount. The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgements against it. The Company knows of no legal action pending or threatened or judgements entered against any officers or directors of the Company in their capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None during the year ended June 30, 1996.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The principal market on which the Company's securities are traded is the over-the-counter market. Since December, 1990 the Company's securities have been trading on the NASDAQ electronic quotation system under the symbol "ACRT." The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock which were listed for the Company's Common Stock as reported by NASDAQ in the Monthly Statistical Reports.






                           PERIOD
                                                              HIGH       LOW
 ---------------------------------------------------------------
         Quarter ended September 30, 1993                     $2.4375   $2.25
         Quarter ended December 31, 1993                      $2.50     $2.25
         Quarter ended March 31, 1994                         $2.50     $2.25
         Quarter ended June 30, 1994                          $1.6875  $1.6875
         Quarter ended September 30, 1994                     $2.00     $1.625
         Quarter ended December 31, 1994                      $2.25     $1.875
         Quarter ended March  31, 1995                        $2.00     $1.625

         Quarter ended June  30, 1995                         $1.75      $1.25
         Quarter ended September 30, 1995                     $1.9375    $1.50
         Quarter ended December 31, 1995                      $2.00     $1.5625
         Quarter ended March 31, 1996                         $3.1875    $1.75
         Quarter ended June 30, 1996                          $5.75     $3.8175

On August 15,1996 the reported bid price for the Company's Common Stock was $5.375 per share; there were 324 record holders of the Company's Shares; and there were thirteen (13) market makers for the Company's securities.

The Company has not paid any dividends and there are presently no plans to pay any such dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including earning, financial condition, capital requirements and other factors. There are no contractual restrictions on the Company's present or future ability to pay dividends. Further, there are no restrictions on any of the Company's subsidiaries which would, in the future, adversely affect the Company's ability to pay dividends to its shareholders.

ITEM 6. SELECTED FINANCIAL DATA:

Summary Balance Sheet Data: _______________________________Year Ended June 30__
                             1996      1995       1994       1993          1992
                             ----      ----       ----       ----          ----
Total Assets             $8,088,521 $5,987,746 $3,663,777 $2,608,566 $3,697,120

Total Current Assets      7,969,782  5,894,571  3,538,629  2,473,372  3,528,090

Total Current Liabilities 3,198,814  2,856,926  1,353,122    715,068  2,005,135

Stockholders Equity       4,889,707  3,066,918  2,091,667  1,510,911  1,311,735

Retained Earning          1,782,002  1,024,628    616,835    362,585    178,013

Summary Earnings Data:_______________Year Ended June 30___________________
                            1996        1995       1994       1993        1992
                            ----        ----       ----       ----         ----
Total Revenues       $23,837,985 $16,415,804 $12,125,468 $9,413,623 $ 8,067,581

Cost of Sales         21,870,891  14,896,903  10,869,674  8,336,780   7,152,864

Selling, General & Administrative
Expenses               1,194,445   1,136,243   1,004,752    869,513     788,102

Interest Expense         150,113      56,991      25,520     39,638      55,912

Interest Income           97,858      78,738      33,981     39,559      45,680

Income Before Taxes and
Extraordinary Item       778,676     404,405     259,503    207,251     116,383

Loss on Sale of Fixed Assets -         -            -         2,662        -

Income Tax (Benefit)      21,302      (3,388)      5,253     (9,235)     18,086

Net Income Before
Extraordinary Item       757,374     407,793     254,250     213,824     98,297

Net Income               757,374     407,793     254,250     213,824     98,297

Earnings per Share          0.14        0.08        0.06        0.05       0.02
- -------------------------------------------------------
The Company's fiscal year ends June 30 of each year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

I.  Results of Operations

During fiscal 1996, ended June 30, 1996, the Company had combined gross revenues from operations of $23,837,985, as compared to $16,415,804 for fiscal 1995; $12,125,468 for fiscal 1994 and $9,413,623 for fiscal 1993. Total cost of revenues during fiscal 1996 were $21,870,891, as compared to $14,896,903 for fiscal 1995; $10,869,674 in fiscal 1994 and $8,336,780 in fiscal 1993. As a result, the Company realized gross profit from operations of $1,967,094 during fiscal 1996, as compared to $1,518,901 in fiscal 1995; $1,225,794 in fiscal 1994 and $1,076,843 in fiscal 1993.

The increase in gross revenues during fiscal 1996, approximately 45% above fiscal 1995, was primarily due to the expansion of Actrade's operations through
(I) the increased sales by its subsidiary Actrade S.A. and (ii) significantly increased revenues by Actrade Capital Inc. ("Capital") through its TAD Program, discussed separately below (see "II. Revenues Segment Information - Actrade Capital, Inc. And The Trade Acceptance Draft Program"). The increase in revenues in fiscal 1996 resulted from increased product sales rather than from price increases for the Company's products and substantially increased operating revenues derived from Capital.

After selling, general and administrative expenses, depreciation, a loss on the sale of fixed assets, interest income and expenses, and provision for taxes, including an extraordinary benefit from utilization of net operating loss carryforward, the Company realized a net operating profit of $757,374, or $0.14 per share, as compared to $407,793, or $0.08 per share, for fiscal 1995 and $254,250, or $0.06 per share, in fiscal 1994. This represented an increase in net operating profits for fiscal 1996 of approximately 86% above fiscal 1995.

During fiscal 1996, selling, general and administrative expenses showed a slight increase to $1,194,445, as compared to $1,136,243 for fiscal 1995, an increase of only 5%. When expressed as a percentage of overall revenues, selling, general and administrative expenses represented only 3.2% of total revenues for fiscal 1996 (compared to 6.9% in fiscal 1995 and 8.3% in fiscal 1994). Additionally, approximately $274,625 of this amount was due directly to Capital's operations during fiscal 1996. Management projects that the costs directly related to Capital's operations will continue to escalate for the foreseeable future, particularly as it accelerates its marketing efforts for the TAD Program during fiscal 1997 (see "II. Revenues Segment Information - Actrade Capital, Inc. And The Trade Acceptance Draft Program"). However, in management's opinion, the foregoing operating results clearly reflect the positive impact of the Company's cost-cutting measures implemented over the past few fiscal years.

As a result of the foregoing factors, historically, the Company's net operating income expressed as a percentage of gross revenues increased from 1.21% during fiscal 1992 to a previous high of 2.41% at the end of the third quarter of fiscal 1993 (prior to the impact of the costs associated with Capital's operations). As had been expected, following the introduction of Capital's TAD Program, this ratio fell to its all time low of 2.1% at the end of fiscal 1994; but began to recover significantly in fiscal 1995 when it rose to 2.48% at the end of fiscal 1995. During fiscal 1996, due principally to a combination of significantly increased revenues from Capital's TAD Program and a continued decline in the growth of selling, general and administrative expenses, this ratio continued its upward trend and, at the end of fiscal 1996, reached an all time high of 3.1%. Management believes that this ratio may level off during fiscal 1997, due to the anticipated balance between the cost of its accelerated marketing program and the expected increased revenues from Capital's operations.

During fiscal 1989, Management decided to defer expansion of Allstate's operations due primarily to the concentration of its personnel and resources in the import/export business of Actrade. In light of management's continued emphasis on the expansion of Actrade's export operations and the operations of its Financial Services Division, this policy has been extended indefinitely. During fiscal 1996, Allstate's total sales aggregated only $19,053 which represented a substantial decrease in gross revenues from fiscal 1995, and accounted for less than 1/10 of 1% of the Company's total revenues.

The Company's growth in revenues over the past several years has provided greater financial strength and improved credit facilities from its own banks, thereby enabling it to offer foreign buyers longer payment terms on its receivables. This ability has had the dual effect of increasing revenues, since foreign buyers could receive more favorable terms from Actrade than from competitors, but resulted in an increase in the accounts receivable turnover rate, which reached a high of approximately 175 days in fiscal 1990. However, principally as a result of Actrade's decision to limit extended credit terms (over 90 days) to all but its most credit-worthy customers, during fiscal 1993 the accounts receivable turnover rate decreased significantly to approximately 62 days, where it leveled off during fiscal 1994 and has remained since. See "IV. Discussion of Financial Condition." below. Even if the accounts receivable turnover rate were to increase again in the future, management believes that there will be no negative impact upon Actrade's operations because virtually all of Actrade's receivables are fully secured either by letters of credit or separate guarantees, including payment guarantees from Actrade's suppliers.

As of June 30, 1996, of the Company's total accounts receivable, in the amount of $3,364,441, approximately 76% have been collected as of the date of this Report and, of the balance, approximately $873,000 are secured by commercial documentary drafts; and approximately $60,000 are open account. This does not include $2,578,015 in Trade Acceptance Drafts receivable which, for the most part, have been sold to an independent financial institution and which are insured - see Financial Statements, Note 12.

II. Revenue Segment Information.

Until fiscal 1993, the Company's revenues were comprised solely of export sales by Actrade and revenues earned by Allstate's travel agency business. During fiscal 1993 the Company, through Capital, realized the first revenues from its newly introduced TAD Program. Since its introduction, revenues have continued to increase. See discussion immediately below.

    Actrade Capital, Inc. and The Trade Acceptance Draft Program.

Following a complete revision of the operating plan for Capital in late fiscal 1993, management developed new trade financing programs intended to be marketed to domestic companies in the United States. Although a departure from the Company's core business of international trade, management believed that a strong demand for new, innovative trade financing methods exists among small to medium sized American companies. In late fiscal 1993, Capital offered its first financial program to assist companies in the management and collection of small open accounts receivable - The TAD Program.

During fiscal 1994, the first full year of operations for the TAD Program, although still in its development stage, Capital generated gross revenues of $927,757, as compared to $247,809 during fiscal 1993. During fiscal 1994 the Company incurred general and administrative expenses directly attributable to Capital's operations of $180,469 resulting in a loss from Capital's operations, before interest income and expenses, of $76,649. After interest income of $28,956, and interest expense of $1,918, and provision for taxes of $779, the net loss from operations for Capital during fiscal 1994 was $50,390. Although showing a modest loss, Capital's operating results for fiscal 1994 exceeded management's expectations.

During fiscal 1995, management decided to implement an aggressive new marketing plan for the TAD Program, principally in response to the perceived need to educate potential participants in the Program about how trade acceptances work and how they could benefit from the TAD Program. Additionally, management decided to offer more conventional receivables management services, such as factoring, to TAD Program participants to help them with the transition to the use of trade acceptances.

As a result, during fiscal 1995, Capital generated total gross revenues of $3,703,493, almost 300% higher than in fiscal 1994. Direct general and administrative expenses for Capital totaled $120,175 during fiscal 1995 and, had management not elected to make a year-end allocation of indirect general and administrative over-head costs, net income before taxes would have been approximately $215,153. However, due the year-end allocation to Capital of a share of the Company's indirect general and administrative costs in the amount of $208,000, Capital reflected net pre-tax income of only $7,153. Management had elected to make a similar allocation of indirect general and administrative expenses on a quarterly basis during fiscal 1996 in order to avoid any interim distortion of earnings by Capital.

During fiscal 1996, Capital generated gross revenues of $7,993,932, almost 116% higher than fiscal 1995, with direct general and administrative expenses of $895,124, an increase of over 272% from fiscal 1995 (as adjusted to include the 1995 year-end allocation). For the fiscal year ended June 30, 1996, Capital operations reflected a gross profit of $526,386, with net pre-tax income of $106,377, an increase of more than 1,387% from fiscal 1995.

Actrade International Corp. And Actrade S.A., Ltd.: The International Trade Division.

Through fiscal 1993, Actrade's four principal overseas markets have been (I) the Middle East, (ii) South America (iii) Europe (including Eastern Europe) and (iv) the Pacific Rim, with sales in the Eastern European markets having begun during the last quarter of fiscal 1991. During fiscal 1996, the Company showed increased revenues in five out of its six principal markets. The most significant increase occurred in the European area where sales increased approximately 17% from fiscal 1995 due principally to a decrease in demand for computers in Eastern Europe and the continued increased sales of Bard air-conditioning units for the tele-communications industry in Europe. The Company also posted a decline in revenues (approximately 27%) in sales in the Far East. The most significant increase in any single market occurred in the United States, due principally to revenues earned by Capital, where sales increased by approximately 105% over fiscal 1995. Increases in other market areas occurred in the Middle East and South America where sales increased by approximately 19% and 17% respectively over fiscal 1995. The following table illustrates the Company's gross revenues by market segment during the past four fiscal years:

Market Segment                      Amount of Revenues for Fiscal Year
by Area            1996             1995              1994             1993
- --------------   ---------        -----------       -----------      -----------
Middle East     $4,350,000       $3,643,911       $3,683,269       $1,322,492
South America   $3,424,000       $2,926,184       $1,529,580       $1,620,199
Europe          $5,300,000       $2,652,436       $3,365,000       $3,157,360
Far East        $1,750,000       $2,387,653       $1,490,000       $2,230,720
United States   $8,112,000       $3,975,464       $1,232,485       $  168,012
All Others      $  900,000       $  830,156       $  825,134       $  914,840
See "FINANCIAL STATEMENTS - Note 5 Foreign and Domestic Operations and Export Sales."

Management plans to utilize current cash on hand in connection with its international trading operations principally for (i) general working capital reserves to meet any extraordinary or unexpected expenses; (ii) and to collateralize interim financing, if required, in connection with Actrade's export operations. Management has, in many cases, utilized assignments of letters of credit from its overseas buyers in payment for products from American manufacturers. Although this procedure has been acceptable to most suppliers, with respect to new suppliers or for small purchase orders, this assignment procedure may not be acceptable and the Company may be required to utilize available cash. To date, it has not been necessary to use available cash for this purpose and management does not foresee the need for such financing in the future. See "BUSINESS OPERATIONS."

     During fiscal 1996, ended June 30, 1996, sales by Actrade S.A. totaled $7,689,000, or 32.3% of the Company's total gross revenues, as compared to $6,747,479, or 41.1% of the Company's total gross revenues for fiscal 1995 and $6,419,491, or 52.9% for fiscal 1994. The
                                                      Page 15
increase in gross revenues for Actrade S.A. resulted primarily from the sale of computer systems and related equipment, which represents the culmination of a long-term effort to open the developing markets of Eastern Europe and the former Soviet Union. By opening these markets over the past few years, Actrade S.A. has also solidified it's efforts to develop reliable sources for computer systems and hardware.

However, in light of the volatile economic and political changes in the world, and particularly in Eastern Europe where Actrade S.A. made a significant portion of its sales during fiscal 1996, it continues to be impossible to accurately project revenues for Actrade S.A. during fiscal 1997. However, although no assurances can be given, in management's opinion, revenues are expected to continue at approximately the levels experienced during fiscal 1996 and the operations of Actrade S.A. will continue to be an important aspect of the Company's overall operations for the foreseeable future.

The most significant factor which continues to impact the growth of Actrade S.A. is the continued economic and political instability among the many new, developing nations of the world. Although no assurances can be given, management believes that, as many of these new and developing countries stabilize their internal political and economic conditions, provided that individual currencies can also be stabilized to permit participation in the international markets, the demand for commercial and consumer products will increase, a factor which is expected to benefit Actrade, S.A. in the future.

Another factor which management believes will favor the continued growth of Actrade S.A. has been the improved economic environment in the United States. With the end of the economic recession, and as domestic sales of products increase, management believes that many American manufacturers will de-emphasize the export of their products and will no longer be willing to make the price concessions necessary to be competitive in the international marketplace. This situation will favor the growth of Actrade S.A. which deals only with foreign made products which are typically less expensive than their American equivalent.

III.  Discussion of Financial Condition

On a consolidated basis, as of June 30, 1996 the Company had total assets of $8,088,521 (compared with $6,124,564 at June 30, 1995 and $3,663,777 at June 30,
1994) with total liabilities of $3,198,057,128 (compared with $3,057,128 and $1,097,655 respectively for June 30, 1995 and 1994). Of the Company's assets at June 30, 1996, cash and cash equivalent accounted for $1,924,805, and $3,361,821 represents trade accounts receivable. The increase in the Company's assets, as well as the increase in liabilities, at June 30, 1996 was principally due to the increase in cash on hand, an increase in trade acceptance drafts receivable-bank and trade accounts receivable (with a corresponding increase in accounts payable
- - $1,872,880 at June 30, 1996 as compared with $1,764,986 at June 30, 1995).

     The increase of approximately $801,000 in trade accounts receivable at June 30, 1996 was principally due to sales made by Actrade and Actrade S.A. during the last quarter of fiscal
                                                      Page 16

1996 which were shipped prior to the end of the fiscal year with payment to be made after year-end. As previously indicated (see "I. Result of Operations" above), of the Company's receivables at June 30, 1996, approximately 76% have been collected as of the date of this Report. Despite the substantial increase in both trade accounts receivable and payable, management believes that this was caused principally by the increased volume of business by both Actrade and Actrade S.A. and the normal variations in Company's business and not due to any trend which is expected to have a continuing effect upon operations in the future.

The Company's accounts payable are current except for one former supplier where a dispute exists between the Company and the supplier. This account represents $105,000 of the total accounts payable and involves the shipment of lawn equipment which did not comply with the Company's purchase orders. Although no resolution to this dispute has been negotiated and all talks between the Company and this supplier have been suspended for almost two years, management believes that, should the supplier pursue recovery of the amount claimed, the Company would have both a meritorious defense and a sustainable counterclaim for damages. Further, as the Company no longer represents this manufacturers product lines, management does not anticipate any adverse impact upon its ability to secure trade credit in the future.

Since fiscal 1991, the Company has experienced a disproportionate growth rate in its accounts receivable and accounts payable as a percentage of gross revenues due to the nature of the sales made by its Air Conditioning and Refrigeration Division and by Actrade S.A. Revenues from the Air Conditioning and Refrigeration Division are primarily derived from the sale of large commercial and industrial scale units, as opposed to individual home air conditioning units. Consequently, the average invoice amount, as well as the average per item cost, is considerably higher than many of the other products sold by the Company resulting in higher cost of goods sold as well as higher accounts receivable and payable. Similarly, the sales revenues generated by Actrade S.A. are from the sale of less expensive foreign made products where the typical gross margins are much lower than for similar American made products. However, management does not anticipate any additional difficulty in securing required trade financing, if required, as a result of these transaction since virtually all of these sales are based upon the buyers confirmed, irrevocable letters of credit.

At June 30, 1996, the Company's total stockholders' equity increased to $4,889,679, as compared to $3,067,034 at June 30, 1995 and $2,091,667 at June
30, 1994. The principal source of funds for the Company's operations are revenues earned by its operating subsidiaries. On June 4, 1996, the Company commenced a private placement offering of up to 1 Million shares of its common stock at $3.35 per share, pursuant to Regulation D promulgated under the Securities Act of 1933. As of June 30, 1996, the end of the fiscal year, the Company had received net proceeds from this private placement of $1,065,300, virtually all of which has been designated by the Company for the continued expansion of Capital's TAD Program. These proceeds were received by the Company on June 28, 1996. If the Company sells the balance of the shares being offered, of which there is no assurance, an additional $2,185,875 will be received.

     During the fiscal year ending June 30, 1997, the Company projects no significant additional capital expenditures in connection with any of the Company's operations.

At June 30, 1996 the Company also had property, less accumulated depreciation, of $103,- 705, (compared to $93,174 at June 30, 1995 and $99,168 at June 30,
1994) and security deposits, deferred taxes and prepaid expenses of $15,034, $13,439 and $28,994 respectively. In connection with the Company's relocation during fiscal 1990, it received an 18 month rent abatement from its landlord. To conform with applicable accounting procedures, the value of this abatement is being amortized over the life of the lease. At June 30, 1995 the Company continued to show $55,960 in deferred rent liability.

Based upon available cash on hand and expected revenues from operations, management is of the opinion that it will have adequate available funds to meet its anticipated capital expenditures and cash needs for fiscal 1997. Thereafter, future capital expenditures will be decided based upon operating results and available revenues from operations. Apart from expenses associated with the implementation of Capital's operations which cannot yet be estimated, management projects no significant additional capital expenditures in connection with its operations during the next twelve months.

On a consolidated basis, management believes that operations from its subsidiaries will continue to reflect a profit in fiscal 1997 and management expects that revenues will be adequate to meet the Company's operating cash needs. The Company plans to draw working capital from cash on hand and operating revenues. The Company's outstanding notes, due during the present fiscal year, are all secured by the Company's related accounts receivable and are paid as such receivables are collected. Consequently, the payment of these outstanding notes is not expected to have an impact upon the Company's liquidity.

 IV.  Trends Affecting Liquidity, Capital Resources and Operations

Over the years, management has observed a substantial increase in demand for American made products. In management's opinion, this is due to a renewed confidence in the quality of American products and the relative weakness in recent years of the US dollar as compared to other major foreign currencies. This formed the basis of the Company's operating philosophy since 1989 and, in management's opinion, continue's to favor growth over the foreseeable future. Combined with recent changes in world political structures, management believes the demand for American products will continue to increase at least in the foreseeable future.

Over the past decade, economic conditions in the United States have caused many American manufacturers to seek new markets for their products and, in particular, to turn to foreign markets to boost domestic sales. Management believes this trend, coupled with renewed demand for American products and improved buying power of foreign currencies, has been beneficial to the Company and has been a major factor in its growth over the past four years. This trend, although expected to continue for the foreseeable future, is now being affected by a number of other factors which could adversely affect future growth rates for the Company's present operations.

However, recently management has observed that, with the collapse of traditional political and ideological barriers, the demand for products from all parts of the world has increased perceptibly with many developing and third world nations now looking for products from many different countries. This has been particularly true of countries with "soft" currencies (i.e. currencies not readily exchangeable into established currencies such as British pounds, US dollars, etc.), which at present are unable to pay for their purchases in US dollars. Management believes that the greatest demand for all kinds of foreign products (including those from the US and other industrial nations) will come from these new developing third world countries over the next few years. To meet this changing market demand, the Company initiated an expansion of Actrade's operations through the establishment of Actrade S.A., which is intended to compliment current operations by providing foreign sources for products.

As the US economy continues to improve and the dollar strengthens with respect to other currencies, foreign buying power for American products may decrease with foreign buyers looking for comparable, but less expensive, products from other sources. Although it is impossible to predict the extent to which this trend may affect the competitiveness of American products overseas, it is likely that any significant decline in buying power of foreign currencies will have an adverse impact upon Actrade's present operations. Although no assurances can be given, management believes that by utilizing its foreign network both to promote new sales of American products and as a source of comparable, less expensive foreign made products, the Company will gain the flexibility needed to meet changing product demands over the coming years.

A review of the Company's Statement of Operations shows that the cost of goods sold, as a percentage of total sales, has increased from approximately 83% in fiscal 1990 to approximately 91.7% for fiscal 1996. This increase is the result of three principal factors. First, as recessionary factors influenced economic conditions both in the United States and other major industrial nations worldwide, there has been a significant increase in competition for a shrinking market. This resulted in the need to reduce profit margins in order to remain competitive in the world markets. Second, as discussed above, as the Company's operations have expanded the nature and mix of the products sold by the Company it has also changed from smaller, less expensive products to larger or more expensive products, such as the commercial and industrial air conditioning and refrigeration equipment which made up a significant proportion of the Company's total sales since fiscal 1992. With such higher priced products, the profit margins are typically less. Finally, the sales by Actrade S.A. have typically consisted of larger orders primarily for computer systems and related equipment from foreign sources, which typically are based upon lower profit margins. In combination, these factors resulted in a higher percentage cost of sales for the Company.

Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future.

VI  Inflation.

During the past few years inflation in the United States has been relatively stable which, coupled with the relative strength of foreign currencies discussed above, has had a beneficial effect upon the Company's operations in that the products it offers have been competitively priced in relation to comparable foreign made products. In management's opinion, this is expected to continue for the foreseeable future. However, should the American economy again experience double digit inflation rates, as was the case in the past, the impact upon prices for American goods could adversely affect the Company's ability to effectively compete in its overseas markets.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:                                                Reference:
Financial Statements Table of Contents                               F-1

Independent Auditor's Report                                         F-2

Balance Sheets                                                       F-3

Statement of Operations                                              F-4

Statement of Stockholders' Equity                                    F-5

Statements of Cash Flow                                              F-6

Notes to Financial Statements                                        F-7 - F-16

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b)  Identification of directors and executive officers.

     The  following   identification   of  officers  and  directors,   including
biographies, set forth the present officers and directors:
NAME                 AGE                 POSITIONS HELD
Henry N.  Seror       60                 President and Director of the
                                         Company and each of its
                                     subsidiaries, except Actrade Capital, Inc.

John Woerner          59             Vice President and Director of the
                                             Company and its subsidiaries

Leon Schorr           59             Vice President and Director of the
                                             Company and its subsidiaries

Amos Aharoni          51       President of Actrade Capital, Inc.  Secretary/-
                                    Treasurer and Chief Executive Officer of the
                                    Company and each of its subsidiaries.

Jacques W. Munro      30        Vice President of Operations of Actrade Capital,
                                                         Inc.

Directors hold office until the next annual shareholders meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. Vacancies in the Board are filled by majority vote of the remaining Directors. Officers of the Company serve at the will of the Board of Directors.

    (c) Identification of significant employees.     None

    (d) Family relationships.

There are no family relationships among the Officers, and there are no arrangements or understandings pursuant to which they were elected officers. All officers hold office for one year or until their successors are elected and qualified, unless otherwise specified by the Board of Directors; provided, however, that any officer is subject to removal with or without cause, at any time, by a vote of the Board of Directors.

    (e) 1.  Business Experience.

Principal occupations of directors and officers are as follows:

HENRY N. SEROR has been President and a Director of the Company since September 1988, having served as President and a Director of All State and Actrade since July 1988. Mr. Seror has been actively engaged in the export business for more than twenty years having served from 1986 until July 1988 as Managing Director of the New York office of Indamerica International, Inc., a privately held, New York based export company. From 1972 until 1986 Mr. Seror was Vice President of Drake America Corporation, also a privately held export company, where he served as Automotive and Industrial Group President with principal responsibility for export sales of automotive and industrial products to the Middle East and Far East, including the establishment of initial operations in Korea and the People's Republic of China. From 1968 until 1972, Mr. Seror served as Vice President of American Steel Export

Company, a privately held export company specializing in foreign sales of US products. Mr. Seror graduated from New York University receiving his Bachelor of Science degree in 1967.

JOHN WOERNER has been a Vice President of Actrade, a wholly owned subsidiary of the Company, since September 1991. Effective January 15, 1992, Mr. Woerner was appointed Vice President and a Director of the Company. From March 1987 until joining Actrade, Mr. Woerner was employed as Marketing Manager with Ad Auriema, Inc., a privately held import/export company headquartered in the New York metropolitan area. From December 1984 until March 1987, Mr. Woerner served as a General Manager of the Air Conditioning and Refrigeration Division for Connell Export Company, also a privately held export company located in New Jersey. From July 1978 until March 1987, he was a principal of Global Systems, Inc. a privately held import/export company which he founded with Mr. Schorr, also an officer of Actrade. From April 1965 through July 1978, Mr. Woerner served as Vice President of Sillcox Air Conditioning & Refrigeration Corp., a privately held corporation located in New York City. Mr. Woerner is a licensed Professional Engineer in New York and New Jersey and is a member of the American Society of Heating, Refrigeration & Air Conditioning Engineers. Mr. Woerner is a graduate of Lehigh University having received his Bachelors of Science Degree in Mechanical Engineering in 1959.

LEON SCHORR has been a Vice President of Actrade, a wholly owned subsidiary of the Company, since September 1991. Effective January 15, 1992, Mr Schorr was appointed Vice President and a Director of the Company. From October, 1988 until joining Actrade, Mr. Schorr was employed as Manager of the Florida based Latin American and Caribbean Sales Office of Ad Auriema, Inc., a privately held import/export company headquartered in the New York metropolitan area. From January 1987 until October 1988 Mr. Schorr served as Export Manager for TRACO Overseas Corporation, a privately held, Florida based export company. From December 1984 until March 1987, Mr. Schorr served as a General Manager of the Air Conditioning and Refrigeration Division for Connell Export Company, also a privately held export company located in New Jersey. From July 1978 until March 1987, he was a principal of Global Systems, Inc. a privately held import/export company which he founded with Mr. Woerner, also an officer of Actrade. From June 1971 through September 1978 Mr. Schorr served as Manager of the Air Conditioning and Food Service Equipment Division of Drake America Corporation. Mr. Schorr is also a member of the American Society of Heating, Refrigeration & Air Conditioning Engineers. Mr. Schorr is a graduate of Rutgers University having received his Bachelors of Arts Degree in 1959.

AMOS AHARONI effective February 1, 1993, Mr. Aharoni was appointed President of Actrade Capital, Inc., a wholly owned subsidiary of the Company and, effective April 1993 was appointed as Secretary/Treasurer of the Company. Mr. Aharoni, age 48, has served as a special financial consultant to Registrant and its subsidiaries since February 1991. In addition, he has been president of Mentor Communication and Production Corp., a privately held New York corporation, since 1985. This company provides consulting services in the area of international trade and finance. Since 1987, Mr. Aharoni has been president of NTS Corporation, a foreign holding corporation. NTS Corporation is also the principal shareholder of the Registrant. Mr. Aharoni received his Bachelor of Arts Degree in Economics and Political Science from Hebrew University of Jerusalem in 1974. He moved permanently to the United States in 1985 and has been actively involved in all aspects of international trade since that time.

JACQUES MUNRO joined the Company in August 1994. Prior thereto, since June 1992, he was employed as a credit manager for Copy Cat Industries, Inc., a privately held manufacturing company, where he was charged with examination and analysis of potential customers credit worthiness; preparation of financial statements for the factor; was responsible for all corporate credit and collection decisions and generally interacted with all internal department heads. From 1990 to 1992, Mr. Munro was employed as a Senior Account Representative by CIT Group/Factoring, a major institutional banking firm. /in this position Mr. Munro dealt directly with major chain store accounts, prepared and provided reports and updates to various credit providers, handled collection responsibilities and resolved disputes between clients and customers. From 1988 to 1990, Mr. Munro was employed as a junior credit analyst for World Wide Capital Group, also an institutional banking firm where he was primarily responsible for investigation and credit analysis of new customers. In addition, since 1990, Mr. Munro has served as a director of the Greenbriar Condominium, a 250 unit residential complex in Briarwood New York. Mr. Munro received his Bachelors Degree in Finance from LaSalle University in 1994 and his Associates Degree in Credit from the New York Institute of Credit in 1993.

2.  Directorships.

None, other than listed above.

(f) Other Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgements or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information relating to remuneration received by officers and directors as of June 30, 1996, the end of the Company's most recent fiscal year, as well as indicating the compensation agreements for fiscal 1997:



Name and Principal  Annual Compensation(1)  Long Term Compensatio   All Other
Position               Year  Salary Bonus Restricted Stock Awards  Compensation
Amos Aharoni, CEO(2)   1996 $52,000                               $ 18,413(3)
                       1995 $52,000                               $ 30,714(3)

Henry N. Seror,President 1996 $46157                                $  1,076(4)
                         1995 $42507  $3412                         $  1,165(4)

John Woerner,VP          1996 $76,125 $22,953                       $ 13,153
                         1995 $67,442 $13,151(5)                       6,553(5)

Leon Schorr,VP           1996 $72,875 $22,953                       $  9,299
                         1995 $64,885 $13,151(5)                    $  3,600(6)

Andrew Schamisso         1996 $-0-                                  $    -0-
                         1995 $ 21,000                              $    -0-

Jacques Munro            1996 $ 41,953                              $  1,625
                         1995 $ 28,616                              $  3,057
- --------------------------------------------------------
(1) The Company has varying compensation arrangements with each of its executive officers as more particularly described below. It should be noted that the figures listed as "salary" include both base salary and earned commissions, but do not included annual bonus amounts, if any, which are listed separately under the "bonus" column.
     (2) In addition to serving as Chief Executive Officer of the Company, Mr. Aharoni also serves as Secretary/Treasurer of the Company and as President of Actrade Capital, Inc., one of its wholly owned subsidiaries.
     (3) The amount set forth herein includes amounts paid by the Company for both the lease of an automobile for the exclusive use of Mr. Aharoni, and for health insurance premiums for Mr. Aharoni.
     (4) This amount includes payments made by the Company for health insurance premiums on behalf of Mr. Seror.
(5) Pursuant to the terms of the employment contracts between the Company and each of Messrs. Woerner and Schorr, who jointly head the Company's Air Conditioning and Refrigeration Division, the annual bonus earned by them, based upon the operating results of their Division, is divided equally between them.
(6) This amount represent an annual automobile and expense reimbursement paid by the Company to each of Messrs. Woerner and Schorr at an agreed rate of $400 per month.

During the year ended June 30 1996, Mr. Seror was employed pursuant to a restructured employment agreement with Actrade. Under this agreement Mr. Seror's salary has been restated and he now receives a base salary of $42,500. In addition Mr. Seror receives a commission based upon the Company's net sales profits generated directly by him equal to 15% of the first $150,000; 20% of the next $50,000 and 25% of all net sales profits above $200,000.


     Mr. Woerner became an officer and employee of the Company as of September 6, 1991. He was employed pursuant to an oral employment agreement until January 1, 1992, at which time Mr. Woerner and the Company entered into a formal written employment agreement. This Agreement was modified and renewed effective as of January 1, 1995. Under this new

Agreement Mr. Woerner is employed at a base salary of $76,125 per year. In addition Mr. Woerner receives an automobile lease and expense reimbursement of $4,800 per year and a commission based upon the Company's net profits derived by sales generated directly by the Air Conditioning Division equal to 15% of all such net profits up to $110,000; 20% of the next $110,000 and 25% of all amounts over $220,000. In determining net profits attributable to the Division, the Company deducts from gross sales profits (gross sales less cost of sales) all direct expenses as specified in the Agreement and an agreed to percentage apportionment of the Company's overhead expenses up to a maximum of $149,000 per year.

Mr. Schorr became an officer and employee of the Company as of September 6, 1991. He was employed pursuant to an oral employment agreement until January 1, 1992, at which time Mr. Schorr and the Company entered into a formal written employment agreement. This Agreement was modified and renewed effective as of January 1, 1995. Under this new Agreement Mr. Schorr is employed at a base salary of $72,875 per year. In addition Mr. Schorr receives an automobile lease and expense reimbursement of $4,800 per year and a commission based upon the Company's net profits derived by sales generated directly by the Air Conditioning Division equal to 15% of all such net profits up to $110,000; 20% of the next $110,000 and 25% of all amounts over $220,000. In determining net profits attributable to the Division, the Company deducts from gross sales profits (gross sales less cost of sales) all direct expenses as specified in the Agreement and an agreed to percentage apportionment of the Company's overhead expenses up to a maximum of $149,000 per year.

In addition to the foregoing employment contracts with management, as of February 20, 1991, the Company engaged the services of Mr. Amos Aharoni as chief executive officer. For fiscal 1997, Mr. Aharoni's annual salary will be $78,000, plus reimbursement of any expenses incurred by him on behalf of the Company. In addition, the Company is obligated to provide Mr. Aharoni with a car for his use, which car lease payments total approximately $9,960 per annum. Under that agreement, Mr. Aharoni, who is also the president of NTS Corporation, the Company's principal shareholder, was responsible, among other matters, with the implementation and supervision of the Company's internal financial matters; negotiation for new credit facilities with banking institutions on behalf of the Company; preparation of financial budgets and projections for the Company's various subsidiaries and product divisions; review of potential acquisition candidates for the Company; the review of internal operating procedures and preparation of recommendations concerning changes to such procedures; and such additional special projects as may be designated by the Board of Directors. In addition to his other duties, effective March 1, 1993 he was appointed President of Capital and has been charged with the implementation of Capital's TAD Program. Further, in April 1993, Mr. Aharoni was also appointed as Chief Executive Officer of the Company and as Secretary/Treasurer of the Company and its subsidiaries.

Except as herein above described, the Company has no other employment contracts. Further, it has no retirement, pension, profit sharing, insurance or medical reimbursement plan covering its officers or directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a) Security ownership of certain beneficial owners.
None other than stated in (b) below.

(b) Security ownership of management.

Name             Relationship                 Number of Shares         Percent-
                                                                         age(5)
NTS Corp. (1)    Shareholder                   2,345,549                41.2%
Henry N. Seror(2) Officer, Director &
                  Shareholder                     27,083                 0.5%
Amos Aharoni      Officer                      2,345,549                41.2%
Officers & Directors as
a group (3 persons)                            2,372,632                41.7%
- ---------------------------------------
     (1) Mr. Amos Aharoni controls the business of and is the sole officer and director of NTS Corporation which is the Company's principal shareholder. By reason of his position with NTS Corp., Mr. Aharoni may be deemed to have a beneficial interest in the Shares owned by NTS Corporation. Mr. Aharoni owns no Shares apart from those owned by NTS Corporation. (2) Mr. Seror is the only officer or director of the Company or any of its subsidiaries which is also a Shareholder of the Company, except for Mr. Aharoni who has beneficial ownership through NTS Corp. (5) Percentage figures are based upon 5,683,181 Shares issued and outstanding as of June 30, 1995.

         (c)  Changes in Control.
         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compliance With Section 16(a) of the Exchange Act.

The Company has been registered pursuant to Section 12 of the Securities Exchange Act of 1934 since September 23, 1990 and, by reason thereof, all officers, directors and 10% or more shareholders of the Company became obligated to file Forms 3, 4 and 5, describing the ownership of securities in the Company and any changes thereto, as they may apply, since that date.



     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Exhibits:         None

Independent Auditor's Report on Financial Statement Schedules:
Financial Statement Schedules:
       Schedule V:       Property and Equipment;
      Schedule VI:       Accumulated Depreciation of Property and Equipment;
      Schedule IX:       Short Term  Borrowings;
       Schedule X:       Supplemental Income Statement Information.

Reports on Form 8-K:
    Report on Form 8K dated February 15, 1996 announcing the execution of three consulting agreements.

                                                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                    ACTRADE INTERNATIONAL, LTD.


                                                    /s/Henry N. Seror
Date: August 15, 1996                               By:______________________
                                                    Henry N. Seror, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                             /s/Henry N. Seror
Dated: August 15, 1996                       By:_________________________
                                             Henry N. Seror, President,
                                             Chief Operating Officer & Director

                                             /s/Amos Aharoni
Dated: August 15, 1996                       By:__________________________
                                             Chief Executive Officer,
                                             Secretary/Treasurer, Principal
                                             Financial Officer and Director

                                             /s/John Woerner
Dated: August 15, 1996                       By:__________________________
                                             John Woerner, Vice President
                                             and Director

                                             /s/ Leon Schorr
Dated: August 15, 1996                       By:__________________________
                                             Leon Schorr, Vice President
                                              and Director

                       INDEPENDENT AUDITORS' REPORT





Board of Directors
Actrade International, Ltd. and Subsidiaries
New York, New York


    We have audited the accompanying consolidated balance sheet of Actrade International,Ltd. and Subsidiaries as of June 30, 1996 and June 30, 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended June 30, 1996, 1995, and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Actrade International, Ltd. and Subsidiaries as of June 30, 1996 and 1995 and the results of its operations and its cash flows for the years ended June 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                                                ZELLER WEISS & KAHN



August 14, 1996
Mountainside, New Jersey
                                                                 F-1

                    ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET

                             JUNE 30, 1996 AND 1995

                                    ASSETS
                                                       1996               1995
                                                       ----               ----
Current assets:
  Cash, including time deposits of
   $750,000 and $1,750,000 at
   June 30, 1996 and June 30, 1995,
   respectively                                   $1,924,805         $1,769,049
  Accounts receivable, less allowance for
   doubtful accounts of $25,000 at June 30, 1996
   and $62,500 at June 30, 1995 (Notes 2 and 4)    3,361,821          2,560,827
  Trade acceptance draft receivable,
   bank (Note 12)                                  2,578,015          1,508,000
  Due from affiliates (Note 15)                       77,164            108,484
  Prepaid expenses                                    24,815             28,994
  Interest receivable                                  3,162             27,563
                                                   ----------         ----------

    Total current assets                           7,969,782          6,002,917
                                                  ----------         ----------

Property and equipment:
  Furniture and fixtures                             161,829            129,682
  Leasehold improvements                             113,902            110,902
                                                  ----------         ----------
                                                     275,731            240,584
  Less accumulated depreciation                      172,026            147,410
                                                  ----------         ----------
                                                     103,705             93,174
                                                  ----------         ----------
Other asset:
  Deferred taxes                                                         13,439
  Security deposits                                   15,034             15,034
                                                  ----------         ----------
                                                      15,034             28,473
                                                      ------             ------
                                                  $8,088,521         $6,124,564
                                                  ==========         ==========



                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt (Note 4)                         $  149,881
  Cash advance from bank (Note 12)                $1,178,551          1,054,898
  Accounts payable                                 1,872,880          1,764,986
  Customer deposits                                   55,954
  Accrued expenses                                    11,041             10,288
  Payroll taxes payable                                                   9,213
  Due to affiliates (Note 15)                          3,126              3,662
  Income taxes payable (Note 9)                       21,302                700
                                                  ----------         ----------

    Total current liabilities                      3,142,854          2,993,628
                                                  ----------         ----------

Commitments (Note 9)

Deferred rent liability (Note 9)                      55,960             63,902
                                                  ----------         ----------

Shareholders' equity:
  Common stock,  $.0001 par value;  authorized  100,000,000  shares, issued and outstanding 5,683,181 at June 30, 1996 and 5,330,681
   at June 30, 1995                                      568                533
  Common stock purchase warrants (Note 13)
  Additional paid in capital                       3,107,137          2,041,873
  Retained earnings                                1,782,002          1,024,628
                                                  ----------         ----------
                                                   4,889,707          3,067,034
                                                   ---------          ---------
                                                  $8,088,521         $6,124,564
                                                  ==========         ==========


                 See notes to  consolidated  financial statements
                                                                           F-2

                    ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                      YEARS ENDED JUNE 30, 1996, 1995, AND 1994












                              1996                1995                 1994
                              ----                ----                 ----

Net sales                 $23,837,985         $16,415,804          $12,125,468

Cost of sales              21,870,891          14,896,903           10,869,674
                          -----------         -----------          -----------

Gross profit                1,967,094           1,518,901            1,255,794

Selling, general, and
 administrative expenses    1,194,445           1,136,243            1,004,752
                           -----------         -----------          -----------

Income from operations        772,649             382,658              251,042
                           -----------         -----------          -----------

Other income (charges):
  Interest income              97,858              78,738               33,981
  Interest expense       (    150,113)       (     56,991)        (     25,520)
  Miscellaneous income         58,282
                            -----------         -----------         ------------


                                6,027              21,747                8,461
                           -----------         -----------          -----------

Income before income taxes     778,676             404,405              259,503

Income tax expense (benefit)    21,302       (      3,388)                5,253
 (Note 9)                   -----------        -----------           -----------

Net income                 $   757,374         $   407,793          $   254,250
                            ===========         ===========          ===========


Earnings per common share:

  Primary                   $      0.14         $      0.08         $      0.06
                            ===========         ===========         ===========
  Fully diluted             $      0.14         $      0.08         $      0.06
                            ===========         ===========         ===========

Weighted average common shares
 outstanding (Note 10)

  Primary                     5,378,427           5,304,735           4,530,756
                            ===========         ===========         ===========

  Fully diluted               5,378,427           5,304,735           4,530,756
                            ===========         ===========         ===========











     See notes to consolidated financial statements

                     ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEARS ENDED JUNE 30, 1996, 1995 AND 1994





1.  Organization of the company:

    The Company, formerly Acquisition Capability, Inc., was incorporated in the State of Delaware on April 3, 1987. On September 2, 1988, the Company acquired 100% of the issued and outstanding shares of Allstate Travel Corp., a New York corporation incorporated on August 13, 1985 and Actrade International, Corp., a New York corporation incorporated on July 18, 1985. Allstate operates as a travel agency. Actrade represents various U. S. manufacturers and distributors by buying and exporting their products overseas. Actrade Capital, Inc., formerly Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., was incorporated in Delaware in May of 1991. Actrade Capital, Inc. offers alternatives to existing accounts receivable management to domestic companies. Actrade South America, Ltd., formerly Standard Corporation, a wholly owned
foreign  corporation  and  subsidiary  of  Actrade  International,   Corp.  was
incorporated in Antigua and Barbados on February 12, 1988 and was acquired in January 1990. American Cooling, Inc., a wholly owned subsidiary of Actrade International, Ltd. was incorporated in Delaware in 1992 and was inactive. American Care Industries, was incorporated in 1993 and was inactive. American Care Industries, Inc. is a wholly owned subsidiary of Actrade International, Ltd. Amworld Credit, Inc. was incorporated in 1994 and was never activated.

    The Company sells in the foreign markets. There is no guarantee that the foreign market will continue to develop since the incorporation of foreign and domestic governmen intervention, economic conditions world wide and any other unforeseen situations may occur.

    With respect to Actrade Capital, Inc. and its TAD Program, the Company faces strong competition from many established financial institutions,including banks, insurance companies and receivables financing (factoring) companies. Actrade Capital,Inc.'s TAD program (see Note 12) is based upon the introduction of a Trade Acceptance Draft (TAD).There is no assurance that management will be successful in either gaining the necessary market acceptance for the TAD program or in securing adequate additional capital to expand to its full commercial potential.


    2. Summary of significant accounting policies: Principles of consolidation:
The consolidated financial statements of Actrade International, Ltd. and Subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts.The accounts of Allstate Travel Corp.,Actrade South America, a foreign corporation, Amworld Commerce, Inc., American Cooling, Inc. and American Care Industries, Inc., are included in the consolidated financial statements of Actrade International, Ltd.


                                                                           F-6

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994








2.  Summary of significant accounting policies (continued):

      Revenue Recognition:
        The Company recognizes revenues when realizable and earned. The Company generally recognizes revenues at the date of shipment of merchandise.

      Actrade Capital, Inc. recognizes revenue on the accrual basis. Discounts on Trade Acceptance Drafts (TAD) are amortized over the term of the TAD. All other related fees are recorded as income when incurred. Discounts earned are recognized as income using the interest method or methods which produce similar results.Income accrual is suspended after 30 days on delinquent TAD's.

      Actrade Capital, Inc. recognizes gross revenues from sale of TAD's at the gross value of the TAD's face amount and cost of sales at the gross value less the deferred discount. The usual discount is 5% to 10% and the Company funds 75% of the purchase price of the TAD. The balance is accounted for as a customer reserve payable. The deferred discount is amortized over the TAD's term unless the Company sells the TAD. Then the full discount is recognized in income as the TADs are sold. The balance due to customers is treated as a liability at the balance sheet date.

      Reverse stock split:
       On January 2, 1991 the Company  effected a 1 for 8 reverse split of its outstanding  shares  of  common  stock and  outstanding  warrants. All
        references   to  number  of  shares  and  warrants  and  to  per share
        information in the consolidated financial statements have been adjusted to reflect this stock split on a retroactive basis, unless otherwise specified.

      Cash and cash equivalents:
       Cash and cash equivalents include time and certificates of deposits with maturities of less than three months.

      Accounts receivable and allowance for doubtful accounts:
       Accounts receivable are fully secured by either irrevocable letters of credit, commercial documentary drafts, promissory notes with personal guarantees or by liens on assets in the United States. Accordingly, the Company's provision for doubtful accounts is minimal.

               ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED JUNE 30, 1996, 1995 AND 1994







2.    Summary of significant accounting policies (continued):

      Property and equipment:
       Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the following useful lives:

                                      Years
            Automotive equipment        5
            Furniture and fixtures      5
            Leasehold improvements    12.75


       Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

     Per share amounts:
       Net earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Fully diluted and primary earnings per common share are the same amounts for the period presented.

     Income taxes:
       Deferred income taxes:
       Deferred income taxes arise from timing differences resulting from income and expense items reported for financial/accounting and tax purposes in different periods. Deferred taxes are classified as current or non-concurrent, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non current depending on the periods in which the timing differences are expected to reverse.

     Use of estimates:
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results differ from these estimates.

                         ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            YEARS ENDED JUNE 30, 1996, 1995 AND 1994






2.  Summary of significant accounting policies (continued):

      Effect of recently issued accounting standards:
        The Financial Accounting Standards Board issued Statement of Financial
         Accounting Standards ("SFAS") No. 121, "Accounting for the Impaired of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. "SFAS" No. 121 requires that Long-Lived Assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events indicated that the carrying amount of an asset may not be recoverable.

        Additionally, The Accounting Standards Board issued Statement of
         Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation". The effective date of SFAS No. 123 is for fiscal years beginning after December 15, 1995, and established a method of accounting for stock compensation plans based on fair value. The Company does not believe the SFAS No. 121 and No. 123 will have an impact on its financial statements.



3.    Public offering and common stock purchase warrants:

     Actrade International, Ltd., (formerly Acquisition Capabilities, Inc.) was incorporated in Delaware on April 3, 1987. On May 9, 1988, in a public offering, the Company sold 2,434,000 units at $.05 per unit, which consisted of one share of stock and four warrants. The total offering amounted to $121,700 less expenses of offering of $36,638 for a net proceeds to the Company of $85,062. The Company issued 2,434,000 shares and 9,736,000 warrants exercisable at $.075 per share.

      On September 2, 1988, the Company acquired 100% of the issued and outstanding capital stock of Actrade International, Corp. and Allstate Travel Corp. in exchange for 6,000,000 shares of the Company's common stock, .001 par value and changed its name to Actrade International,Ltd.

      Effective January 2, 1991, the Company declared a one for eight reverse split of its common stock.

    On October 31, 1991,  the Company  declared and  distributed  a dividend of
       514,844 Class B redeemable stock purchase warrants to shareholders of record at the close of business on October 31, 1991 on the basis of one Class B warrant at a price of $1.75. As of October 31, 1991, 3,179,185 shares were outstanding, of which 2,149,562 shares were owned by two principal shareholders, who declined receipt of warrants and only 1,029,623 were issued dividend warrants. These warrants expired July 29, 1994. A total of 324,327 common shares were issued as the result of the exercise of the Class B Warrants and the Company received a total of $567,572 as a result thereof. The proceeds from the exercises of the Class B Warrants were received during July of 1994.

                     ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1996, 1995 AND 1994





3.    Public offering and common stock purchase warrants (continued):

    On May 8, 1988, at the closing of the public offering, underwriter warrants in the amount of 30,425 at $.0001 or $24, were sold. The warrants are exercisable at $.48 per common share at anytime during the four year period commencing February 22, 1989. These warrants were exercised in February of 1993.



4.    Notes payable, bank:
                                                Rate              1995
        Note payable, Banca
        Nazionale Del Lavoro  (a)           LIBOR + 1%         $149,881
                                                               --------

                                                                149,881

        Less current portion                                    149,881
                                                                -------

                                                               $ - 0 -
                                                               =========



    (a) On August 30, 1993, a final loan restructuring agreement was signed with the bank by the Company's subsidiary, Actrade International, Corp. Under the terms of the agreement, a $50,000 principal payment was made at the signing with another $50,000 payment due on both August 31, 1993 and September 30, 1993. On October 31, 1993, and on the last day of each month thereafter, the Company will make payments of $15,000 plus interest until the loan and interest is repaid in full. The note matured and was paid in full in April of 1996.

     The note was collateralized by accounts receivable of the subsidiary of the Company, Actrade International, Corp..


5.   Foreign and domestic operations and export sales:

     The Company's revenues are generated through the sale and export to countries outside the United States and through the domestic sale of commercial trade acceptances. Actrade South America, Actrade's wholly owned foreign subsidiary, sales accounted for a material amount of the Company's sales. The following table indicated the relative amounts of net sales, income from operations and identifiable assets of Actrade International Ltd. by geographic area during the three year period ended June 30, 1996.

                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


5.    Foreign and domestic operations and export sales (continued):

      Sales to unaffiliated customers:     1996          1995           1994
                                           ----          ----           ----
        United States                 $ 8,093,000     3,975,464     $ 1,232,485
        Middle East                     4,350,000     3,643,911       3,683,269
        South America                   3,424,000     2,926,184       1,529,580
        Europe                          5,300,000     2,652,436       3,365,000
        Far East                        1,750,000     2,387,653       1,490,000
        Other                             920,985       830,156         825,134
                                       -----------  -----------     -----------
          Total consolidated revenues $23,837,985   $16,415,804     $12,125,468
                                      ===========   ===========     ===========

      Operating profit (loss):
        United States                 $   666,844     $ 305,499        $ 96,078
        Middle East                       359,978       278,989         287,130
        South America                     283,262       224,706         119,239
        Europe                            436,695       204,507         262,320
        Far East                          143,598       184,310         116,153
        Other                              76,717        64,384          64,325
                                      -----------   -----------      -----------
          Total operating profit      $ 1,967,094   $ 1,262,395     $   945,245
                                      ===========    ===========    ===========

      General corporate expenses, net $ 1,136,163     $ 836,243       $ 677,281
      Interest expense (income), net       52,255        21,747           8,461
                                      -----------    -----------    -----------
                                        1,188,418       857,990         685,742
                                      -----------    -----------    -----------

      Income from continuing operations
        before income taxes           $   778,676      $ 404,405    $   259,503
                                       ===========   ===========    ===========

      Identifiable assets at June 30:
        United States                 $ 2,715,850     $1,455,891   $   367,828
        Middle East                     1,446,078      1,329,554     1,099,253
        South America                   1,153,635      1,070,862       456,495
        Europe                          1,778,521        974,605     1,004,267
        Far East                          584,829        878,348       444,688
        Other                             332,444        306,820       246,255
                                      -----------    -----------    -----------
                                        8,011,357      6,016,080     3,618,786

      Corporate assets                     77,164        108,484        44,991
                                      -----------    -----------    -----------
          Total assets at June 30     $ 8,088,521    $ 6,124,564   $ 3,663,777
                                      ===========    ===========   ===========

      Net sales to one country over ten percent of total:
        Brazil                                       $ 2,132,000
        Hong Kong                                      1,752,000  $ 1,490,000
        Finland                                                     2,752,000
                                        -----------  -----------   -----------
                                                     $ 3,884,000  $ 4,242,000
                                        ===========   ===========  ===========

      Exports sales:
        Middle East                     $ 4,350,000  $ 3,643,911  $ 3,683,269
        South America                     3,424,000    2,926,184    1,529,580
        Europe                            5,300,000    2,652,436    3,365,000
        Far East                          1,750,000    2,387,653    1,490,000
        Other                               920,985    1,059,596      825,134
                                         -----------  -----------  -----------
                                        $15,744,985  $12,669,780  $10,892,983
                                        ===========  ===========  ===========

     Two customers accounted for approximately 27% of consolidated revenues in 1995, or $4,448,284. Four customers accounted for approximately 47% of consolidated revenues in 1994,or $5,698,970. In 1996 the Company had no one customer or country which accounted for 10% or more of the Company's consolidated revenues.

                    ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1996, 1995 AND 1994







6.   Employment contracts:

     The Company and its president entered into a revised employment agreement.
       The president receives a base salary of $42,500 per year. In addition, the president receives a commission based upon the Company's net sales profits generated by him, subject to recoupment of the guaranteed draw, equal to 15% of the first $150,000, 20% of the next $50,000 and 25% of all net sales profits above $200,000. Net sales profits are defined as invoiced sales less direct cost of goods sold, discounts, bank charges and other expenses.

    On September 6, 1991, two officers of the company were employed pursuant to oral agreements until January 1, 1992, at which time the officer and the Company entered into formal written employment agreements. These agreements were modified as of January 1, 1995 and provide for base salaries of $76,125 and $72,875 per year. In addition, both officers receive expense reimbursements of $4,800 per year and commissions based on Company's net profit and derived by sales generated directly by Air Conditioning Division equal to 15% of all such profits up to $110,000, 20% of the next $110,000 and 25% of all amounts over $220,000.

    In addition  to  foregoing  employment  contracts  with  management,  as of
       February 20, 1991, the Company has employed the services of a chief executive officer at a annual compensation of $78,000, plus reimbursement of any expenses incurred on behalf of the Company including auto expenses. Said individual is the president of the Company's majority shareholders, NTS Corporation. In addition to his other duties, effective March 1, 1993, he was appointed President of Actrade Capital, Inc. and has been charged with the implementation of
        Actrade Capital, Inc.'s business plan.

7.   Related party transactions:

     During each of the three years ended June 30, 1996, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand.

     The Company has entered into several employment agreements with its officers and shareholders. See Note 6 for further information.

                     ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1996, 1995 AND 1994






 8.   Leases:

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

    In December 1991, Actrade entered into a non-cancelable 36 month operating lease to house its Florida office. The lease provides for monthly payments of $734 plus cost of living increases annually, capped @ 5% per annum. The lease was renewed on December 24, 1994 for a three year term under the above terms and expires on December 24, 1997.

     Future minimum lease payments required under non-cancelable operating leases by fiscal year are as follows:

              June 30, 1997                                   $ 75,182
              June 30, 1998                                   $ 73,763
              June 30, 1999                                   $ 72,480
              June 30, 2000                                   $ 49,933


       Rent expense amounted to $73,337, $71,675 and $66,581 for 1996, 1995 and
        1994 respectively.

       Actrade South America, maintains a separate sales office in Israel, held by a commissioned sales agent of the Company. The terms of the agreement are reviewable yearly and the $6,000 annual fee is subject to downward adjustment based upon the commissions paid to the agent during such year.

                     ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEARS ENDED JUNE 30, 1996, 1995 AND 1994



9.  Income taxes:

     The components of income tax expenses are:
                                                1996       1995         1994
                                                ----       ----         ----
     Income taxes currently payable:
      Federal tax                            $ 38,181
      Federal tax resulting from
        tax examination (net)                                          $6,264
      State and local                           7,336        700          700
                                             --------     ------       ------
                                               45,517        700        6,964
                                             --------     ------       ------
     Deferred tax expense arising from:
      Excess of financial accounting
        depreciation over tax                   4,795    (   434)     (   382)
      Charges to allowance for doubtful
        accounts over tax write-offs
        for bad debts                          16,720    ( 5,421)     ( 2,210)
     Rent expense for financial accounting
      (over) under tax deductible rent          2,700      1,767          881
                                              --------    ------       ------
                                               24,215    ( 4,088)     ( 1,711)
                                              --------    ------       ------

      Total income tax expense               $ 21,302    ($3,388)     $5,253
                                             ========     ======       ======


     Deferred income tax provisions resulting from differences between accounting for financial statement purposes and accounting for tax purposes are reflected above.

    A reconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:

                                               1996         1995       1994
                                               ----         ----       ----
     Computed tax at the expected
      statutory rate                         $265,075    $137,498   $ 88,497
     Surtax exemption                       (  11,750)  (  11,750) (  11,750)
     State income taxes, net of
      federal tax benefit                       7,336         700        700
     Foreign income                         ( 215,144)  ( 125,748) (  76,747)
     Federal income tax adjustment for
      tax examination net of refunds                                  6,264
     Other                                  (  24,215)  (   4,088)(   1,711)
                                             --------    --------   --------
     Income tax expense (benefit)            $ 21,302  ($  3,388) ($  5,253)
                                             ========   ========   ========


     Foreign income before income taxes      $632,777   $434,589   $413,851
     Domestic income (loss) before
      income taxes                            145,899  (  30,184) ( 154,348)
                                             --------   --------   --------
     Net income before income taxes          $778,676   $404,405   $259,503
                                             ========   ========   ========

     The expected statutory rate for 1996, 1995 and 1994 was 34% for federal tax purposes

     The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings is $1,958,340 at June 30, 1996.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED JUNE 30, 1996, 1995 AND 1994

9.     Income taxes (continued):

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


10.    Financial instruments with off-balance-sheet risk:

       The Corporation's wholly owned subsidiary,  Actrade Capital,  Inc., is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and purchase trade acceptance drafts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Corporation does not require collateral or other security to support financial instruments with credit risk.

       The Corporation has only one office in New York City, New York.  The
        Corporation, Actrade Capital, Inc. has its highest percentage of Trade Acceptance Drafts in the east coast area, with New York and New Jersey representing a majority of all sales.

       The  Corporation  has  on  deposit,   amounts  in  Banco  Portuguese  De
        Atlantico, in Grand Cayman, where there is no insurance. At June 30, 1996, the Company's uninsured balances are $1,916,787 as reflected in the balance sheet.

       The Company has available a credit line of $2,000,000 for letters of credit to suppliers. At June 30, 1996, the Company has outstanding letters of credit of $1,046,000.

       The Company has back orders of $1,482,699 backed by letters of credit at June 30, 1996.


11.    Industry Segments:

       The Company's three business segments are the exporting of machinery and equipment from U.S. and foreign manufactures, travel agency services and the purchase and sale of commercial Trade Acceptance Draft documents. The following is a summary of selected consolidated information for the related segments during 1996, 1995 and 1994.

        Sales (1):                         1996         1995        1994
                                           ----         ----        ----

         Machinery and equipment       $15,825,000  $12,669,780  $11,173,983
         Travel agency service              19,053       42,531       23,728
         Trade Acceptance Drafts         7,993,932    3,703,493      927,757
                                        -----------  -----------  -----------
         Consolidated net sales        $23,837,985  $16,415,804  $12,125,468
                                       ===========  ===========  ===========

                     ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        YEARS ENDED JUNE 30, 1996, 1995 AND 1994






11. Industry Segments (continued):


                                            1996          1995        1994
                                           ----           ----        ----
    Income (loss) from operations:
     Machinery and equipment           $  678,586    $  392,295   $  308,711
     Travel agency service            (     3,059)        1,122  (     4,783)
     Trade Acceptance Drafts              100,616         7,153  (    50,390)
                                        ----------   ----------   -----------
                                          776,143       400,570      253,538

     Corporate and other (2)          (    18,769)        7,223          712
                                        ----------     ----------  -----------
     Consolidated income (loss)         $  757,374   $  407,793  $   254,250
                                        ==========    ==========   ===========

    Identifiable assets (3):
     Machinery and equipment            $4,532,213    $4,643,233 $ 3,334,820
     Travel agency service                   5,011        15,586       7,078
     Trade Acceptance Drafts             3,474,133     1,357,261     276,888
                                        ----------    ----------   -----------
                                         8,011,357     6,016,080   3,618,786
     Corporate and other
       consolidated assets                  77,164       108,484      44,991
                                         ----------   ----------  -----------
                                        $8,088,521    $6,124,564 $ 3,663,777
                                        ==========    ==========  ===========


        (1)   Sales between industry segments are not material.

        (2) Corporate and other includes corporate general and administrative expenses, net interest expense, other non-operating income and expenses and income taxes.

        (3) Identifiable assets by industry segment exclude inter-company loans, advances and investments. Inter-company trade receivables between segments have also been excluded from identifiable assets. Corporate assets are principally cash, marketable securities, deferred charges and assets held for disposition.



12.    Trade Acceptance Drafts receivable, bank:

       As of June 30, 1996, Actrade Capital,  Inc.,  formerly Amworld Commerce,
        Inc., a wholly owned subsidiary of Actrade International, Ltd, has sold and assigned all outstanding Trade Acceptance Drafts (TAD's) to Banco Portuguese De Atlantico (Bank). The total TAD amounts due from the bank were $2,578,015 at June 30, 1996. The bank purchases the TAD's at the face value and advances these amounts to Actrade Capital, Inc. The bank purchases the TAD's without recourse and Actrade Capital, Inc., has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all guarantees and collateral, and all proceeds of the above. The bank will purchase each

                        ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           YEARS ENDED JUNE 30, 1996, 1995 AND 1994










12.    Trade Acceptance Drafts receivable, bank (continued):

        TAD by advancing to Actrade Capital, Inc. 75% of the face amount of each TAD assigned and delivered by overdraft on the Actrade Capital, Inc. account. At June 30, 1996, the advances on the overdraft account amounted to $1,178,551. As each TAD is collateralized, the face amount will be credited to the Actrade account to reduce the advanced overdraft. Interest is payable at 1% over prime per annum on the outstanding advances, which shall be charged on the 1st day of each month.

       On June 30, 1996 the Company was issued a business credit insurance policy from American Credit Indemnity Company, with an effective date of May 1, 1996, covering specifically any TAD transactions. The policy will cover losses to $3,000,000 and allow a discretionary coverage of $50,000 per customer. The policy has a deductible of $40,000 per year.



13. Outstanding warrants to purchase common stock:

       At June 30,  1996,  the  Company  had  outstanding  warrants to purchase
        435,000 shares of the Company's common stock at prices ranging from $1.75 to $2.25 per share. The warrants became exercisable in 1996 and expire in 2001. At June 30, 1996, 435,000 shares of common stock were reserved for that purpose.



14.  Reconciliation of shares used in computation of earnings per share:


                                                1996         1995         1994
                                                ----         ----         ----
     Weighted average of shares
       actually outstanding                  5,334,974    5,304,735   4,530,756

       Common stock purchase warrants           43,453
                                                ------


       Primary and fully diluted weighted
        average common shares outstanding    5,378,427     5,304,735  4,530,756
                                             =========     =========  =========

                                    ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      YEARS ENDED JUNE 30, 1996, 1995 AND 1994






15.    Related party transactions:

       During the period ended June 30, 1996, the Company and its subsidiaries have advanced and received funds to and from related partied. Such receivable and payables are non-interest bearing and are due on demand. These balances consist of the following:


                                                           1996        1995
                                                           ----        ----
         Due from affiliates:

             NTS Corp.                                   $  2,500
             Henessey Corp.                               $27,677     27,677
             Executive 900 Corp.                           49,487     78,307
                                                          -------    --------

                                                          $77,164    $108,484
                                                          =======    ========


         Due from affiliates:

             NTS Corp.                                    $ 3,126    $  3,662
                                                          -------     --------

                                                          $ 3,126    $  3,662
                                                          =======    ========




16.    Proceeds from additional stock offering:

       Effective  June 4, 1996 the Company  offered a total of 134 units,  each consisting of 7,500 shares of common stock, at a gross unit price of $25,125. This price does not include certain commissions or fees. In June of 1996 the Company sold 47 units for a net proceed of $1,065,299 resulting in an issuance of 352,500 shares of common stock.

       The offering will continue for ninety days unless extended for up to an additional thirty days.

          REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES










Board of Directors
Actrade International, Ltd. and Subsidiary
New York, New York

    Our report on our audit of the basic financial statements of Actrade International, Ltd. and Subsidiary for June 30, 1996, 1995 and 1994 appears on Page F-1.That audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.

    Schedule IX is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.















August 14, 1996
Mountainside, New Jersey
                                                                      F-19

                      ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                                                                    SCHEDULE V
                                  PROPERTY AND EQUIPMENT

                        YEARS ENDED JUNE 30, 1996, 1995 AND 1994




                        YEAR ENDED JUNE 30, 1996

                         Balance at                                  Balance at
                          Beginning                            Other    End of
Classification             of year   Additions  Retirements   Changes     Year

Furniture and fixtures   $129,682     $32,147                          $161,829
Leasehold improvements    110,902       3,000                           113,902
                         --------     -------      -------     -----    --------
                         $240,584      $35,47                           275,731
                        ========      =======      =======    =====    ========



                         YEAR ENDED JUNE 30, 1995

                          Balance                                    Balance at
                           Beginning                          Other    End of
Classification              of year    Additions  Retirements Changes   year

Furniture & fixtures       $113,301    $16,381                        $129,682
Leasehold improvements      110,902                                    110,902
                            -------       -----     -----      -----   -------
                           $224,203    $ 16,381                       $240,584
                           ========    ========                       ========



                          YEAR ENDED JUNE 30, 1994


                         Balance at                                  Balance at
                          Beginning                            Other     End of
Classification             of year   Additions  Retirements    Change     Year

Furniture and fixtures    $102,337     10,964                          $113,301
Leasehold improvements     110,902                                      110,902
                          --------     -------  -------     -------    --------

                          $213,239     $10,964                         $224,203
                          ========     ======= =======     =======     ========

                      ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                                                                    SCHEDULE VI
                  ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT

                       YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                 YEAR ENDED JUNE 30, 1996
                       Balance at                                   Balance at
                        Beginning                         Other       End of
Classification           of year    Additions Retirements Changes     Year

Furniture and fixtures $ 93,129     $15,818                        $108,947
Leasehold improvements   54,281       8,799                          63,080
                       --------      -------   -------    --------  --------

                       $147,410       $24,617                      $172,027
                       ========       =======  =======   ========   ========



                  YEAR ENDED JUNE 30, 1995

                       Balance at                                  Balance at
                        Beginning                            Other   End of
Classification           of year    Additions  Retirements  Changes    year

Furniture & fixtures   $ 79,478     $13,651                          $ 93,129
Leasehold improvements   45,557       8,724                            54,281
                        --------    -------    -------      -------  --------

                       $125,035     $22,375                          $147,410
                       ========     =======   =======       =======  ========



                   YEAR ENDED JUNE 30, 1994


                       Balance at                                    Balance at
                        Beginning                             Other    End of
Classification           of year   Additions(A) Retirements  Changes     Year
- --------------          -------     ---------   ----------- -------    ----

Furniture and fixtures $ 65,901    $13,577                          $ 79,478
Leasehold improvements   36,833      8,724                            45,557
                        --------   -------      -------    -------  --------

                        $102,734   $22,301                          $125,035
                        ========   =======      =======   =======   ========



(A) Depreciation is calculated using the straight-line method.
                                                                  F-21

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIE

                              SHORT-TERM BORROWING

                                                            SCHEDULE IX




                                   JUNE 30, 1996


    As of June 30, 1996, the Company had been advanced $1,178,551 as part of its agreement with BNA regarding Trade Acceptance Drafts. (see Note 12).



                                   JUNE 30, 1995



   As of June 30, 1995, the Company had been advanced $1,054,898 as part of its agreement with BNA regarding Trade Acceptance Drafts (see Note 12)



                                 JUNE 30, 1994



    As of June 30, 1994, the Company had been advanced $167,111 as part of its agreement with BNA regarding Trade Acceptance Drafts. (See Note 12)

                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                                                                   SCHEDULE X
                    SUPPLEMENTARY INCOME STATEMENT INFORMATIO

                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994





















                                          Charged to cost and expenses

                                1996               1995               1994
                                ----               ----               ----


Maintenance and repairs      $ 8,461            $ 2,450            $ 1,037
                              =======            =======            =======

Depreciation                 $24,167            $22,375            $22,301
                             =======            =======            =======

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT - CHANGES IN SHAREHOLDERS' EQUITY

                   YEARS ENDED JUNE 30, 1996, 1995 AND 1994

















                              Common Stock        Additional
                             $.0001 par value      Paid In   Retained
                              Shares    Amount     Capital   Earnings   Total


Balance at June 30, 1993      4,462,175  $447  $1,147,879   $362,585 $1,510,911

Exercise of warrants (Note 3)   544,179    54     326,452               326,506

Net income for the year ended
 June 30, 1994                                              254,250     254,250
                              ---------  ----  ---------- ---------- ----------

Balance at June 30, 1994     5,006,354   501    1,474,331  661,835   2,091,667

Exercise of warrants (Note 3)  324,327    32      567,542              567,574

Net income for the year ended
 June 30, 1995                                              407,793    407,793
                            ---------  ----    ---------- ---------- ----------

Balance at June 30, 1995    5,330,681  533      2,041,873  1,024,628  3,067,034

Issuance of common stock      352,500   35      1,065,264            1,065,299
(Note 16)

Net income for the year ended
 June 30, 1996                                              757,374     757,374
                            ---------  ----    ---------- ---------- ----------

Balance at June 30, 1996    5,683,181  $568    $3,107,137 $1,782,002 $4,889,707
                            =========  ====    ========== ========== ==========
























     See notes to consolidated financial statements.
                                                                          F-4

                ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1996, 1995, AND 1994








                                              1996            1995         1994
                                              ----            ----        ----

Cash flows from operating activities:
  Net income                              $  757,374   $  407,793    $  254,250
  Adjustments to reconcile net income
   to cash provided from operating
   activities:
     Depreciation                             24,617       22,375        22,301


Changes in operating assets and liabilities:
  Increase in accounts receivable        ( 1,871,009)  ( 1,918,445) (   560,926)
  Increase (decrease) in prepaid expenses      4,179         4,993  (    33,273)
  Increase (decrease) in interest receivable  24,401   (    14,809) (     6,463)
  Increase in accounts payable               163,848       762,064      598,817
  Decrease (increase) in income tax benefits receivable      4,823  (     7,316)
  Increase (decrease) in accrued expenses       753          8,739  (    10,080)
  Increase (decrease) in payroll taxes payable( 9,213)       9,213  (    13,634)
  Increase in income taxes payable             20,602
  Decrease in deferred rent               (     7,942)    (  5,205) (     2,590)
  Decrease in deferred taxes                   13,439               (     1,656)
                                           ----------     ---------- ----------

Net cash used in operating activities     (   878,951)    ( 718,459)    239,430
                                           ----------     ---------- ----------


Investing activities:
  Use of cash
    Purchase of property and equipment   (     35,147)  (    16,381) (   10,964)
    Increase in loans receivable, affiliates               ( 85,843)
                                           ----------     ----------
      Net cash used in investing activiti (    35,147)  (   102,224 (    10,964)
                                            ----------   ---------- ----------

Financing activities:
  Source of cash:
    Proceeds from issuance of common stock   1,065,299      567,574     326,506
    Increase in cash advances from bank        123,653      887,787     167,111
    Decrease in due to/from affiliates          30,784        2,822       6,603

Use of cash
  Decrease in long-term debt               (   149,882)   ( 180,000)(   266,009)
                                            ----------     ---------- ----------

Net cash provided from financing activities  1,069,854     1,278,183    234,211
                                             ----------   ----------  ----------

Net increase in cash                           155,756       457,500    462,677

Cash, beginning of year                      1,769,049     1,311,549    848,872
                                            ----------    ---------- ----------

Cash, end of year                           $1,924,805    $1,769,049 $1,311,549
                                            ==========    ========== ==========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                $  141,227    $   57,552 $   28,200
                                            ==========    ==========  ==========
    Income taxes                           $    2,983     $      700 $    5,253
                                            ==========     ========== ==========





     See notes to consolidated financial statements. F-5