Form 10QSB
period 1996-09-30
ACTRADE INTERNATIONAL LTD
filed 1996-10-31
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549




                                                    FORM 10-QSB

              (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                      For the quarterly period ended   September 30, 1996

                                                        or

              ( )     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1939

                      For the transition period from              to


Commission File Number:  0-18711




                                   ACTRADE INTERNATIONAL, LTD.
          (Exact name of small business issuer as specified in its charter)




          Delaware                              13-3437739
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)


                                         7 Penn Plaza, New York, NY  10001

                                     (Address of principal executive offices)


Issuer's telephone number, including area code:   (212) 563-1036
                                                -----------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                          Outstanding at October 29, 1996

Common Stock, par value $0.0001
 per share                                               6,330,681

                                        INDEX



Part I.  Financial information


  Item 1.  Consolidated condensed financial statements:


                 Balance sheet as of September 30, 1996                   F-2

                 Statement of operations for three
                  months ended September 30, 1996 and 1995                F-3

                 Statement of changes in shareholders' equity             F-4

                 Statement of cash flows for the three
                  months ended September 30, 1996 and 1995                F-5

                Notes to consolidated condensed financial statements F-6 - F-10



  Item 2.  Management's discussion and analysis of financial
            condition                                               F-11 - F-15


Part II.  Other information


Signatures

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                                SEPTEMBER 30, 1996
                                                    (Unaudited)




                                                      ASSETS


Current assets:
  Cash, including time deposits of $750,000                        $1,920,876
  Accounts receivable, less allowance for
   doubtful accounts of $25,000                                     3,886,019
  Trade acceptance draft receivable, bank (Note 7)                  2,884,817
  Accounts receivable, other                                           99,242
  Prepaid expenses                                                     62,248
  Interest receivable                                                   6,559
                                                                    ----------
     Total current assets                                           8,859,761
                                                                    ---------

Property and equipment:
  Furniture and fixtures                                              169,790
  Leasehold improvements                                              113,902
                                                                      -------
                                                                      283,692
  Less accumulated depreciation                                       178,828
                                                                      -------
                                                                      104,864
                                                                      -------

Other asset, security deposits                                         15,983
                                                                       ------

                                                                   $8,980,608
                                                                   ==========



                    LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Cash advance from bank (Note 7)                                  $  547,615
  Accounts payable                                                  1,580,983
  Accrued expenses                                                      9,076
  Due to affiliates                                                     3,126
  Income taxes payable (Note 8)                                        28,777
                                                                    ----------
    Total current liabilities                                       2,169,577
                                                                    ---------

Commitments (Note 5)

Deferred rent liability (Note 5)                                      53,444
                                                                    ----------

Shareholders' equity:
  Common stock, $.0001 par value; authorized
   100,000,000 shares, issued and outstanding 6,191,681                  619
  Common stock purchase warrants (Note 9)
  Additional paid in capital                                       4,715,091
  Retained earnings                                                2,041,877
                                                                  ----------
                                                                   6,757,587
                                                                   ---------

                                                                  $8,980,608
                                                                  ==========







     See notes to condensed consolidated financial statements.
                                                                          F-2

                        ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                       THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                       (Unaudited)












                                                  1996               1995
                                                  ----               ----


Net sales                                     $7,578,034         $5,481,776

Cost of sales                                  6,903,814          5,038,646
                                              ----------         ----------

Gross profit                                     674,220            443,130

Selling, general and administrative
 expenses                                        385,362            286,852
                                               ----------         ----------

Income from operations                           288,858            156,278
                                               ----------         ----------

Other income (charges):
  Interest income                                 10,499             29,098
  Interest expense                           (    25,512)       (    24,809)
                                               ----------         ----------
                                             (    15,013)             4,289
                                               ----------         ----------

Income before income taxes                       273,845            160,567

Income tax expense (Note 9)                       13,970             16,771
                                               ----------         ----------

Net income                                    $  259,875         $  143,796
                                               ==========         ==========

Earnings per common share:
  Primary                                     $     0.05         $     0.03
                                               ==========        ===========
  Fully diluted                               $     0.04         $     0.03
                                               ==========        ===========

Weighted average common shares
 outstanding (Note 10)
   Primary                                     5,701,621          5,330,681
                                               ==========         ==========
   Fully diluted                               5,811,621          5,330,681
                                               ==========         ==========
















     See notes to condensed consolidated financial statements.
                                                                           F-3

                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 FOR THE PERIOD JULY 1, 1994 TO SEPTEMBER 30, 1996
                              (Unaudited)












                             Common Stock      Additional
                          $.0001 Par Value     Paid in      Retained
                            Shares   Amount    Capital      Earnings    Total


Balance at June 30, 1994  5,006,354  $ 501   $1,474,331  $  616,835  $2,091,667

Exercise of warrants        324,327     32      567,542                 567,574

Net income for the year
 ended June 30, 1995                                        407,793     407,793
                           ---------   ----   ----------  ---------- ----------

Balance at June 30, 1995  5,330,681     533    2,041,873  1,024,628   3,067,034

Issuance of common stock    352,500      35    1,065,264              1,065,299

Net income for the year
 ended June 30, 1996                                        757,374     757,374
                          ---------    ----   ----------  ---------- ----------

Balance at June 30, 1996  5,683,181     568    3,107,137  1,782,002   4,889,707

Issuance of common stock    508,500      51    1,607,954              1,608,005

Net income for the three
 months ended September 30,
 1996                                                       259,875     259,875
                          ---------    ----   ---------- ----------  ----------

Balance at September 30,
1996                     $6,191,681    $619   $4,715,091 $2,041,877  $6,757,587
                          =========    ====  ==========  ==========  ==========





















     See notes to condensed consolidated financial statements.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (Unaudited)



                                                        1996              1995
                                                        ----              ----

Cash flow from operating activities:
  Net income                                        $  259,875       $  143,796
  Adjustments to reconcile net income
   to cash provided from operating
   activities:
     Depreciation                                        6,802            5,503
  Changes in operating assets and liabilities:
    Increase in accounts receivable                (   831,000)     ( 1,079,185)
    Increase (decrease) in accounts receivable,
     other                                         (    99,242)         105,722
    Increase in prepaid expenses                   (    37,433)     (     3,042)
    Increase in interest receivable                (     3,397)     (    29,100)
    Increase (decrease) in accounts payable        (   291,897)         919,668
    Decrease in accrued expenses                   (     1,953)     (     9,300)
    Increase in payroll taxes payable                                       910
    Increase in income taxes payable                     7,475            7,494
    Decrease in customer deposits                  (    55,954)
    Increase in security deposits                  (       949)
    Decrease in deferred rent                      (     2,516)     (     1,809)
    Decrease in deferred taxes                                           13,439
                                                     ----------       ----------

    Net cash provided from (used in) operating
     activities                                    ( 1,050,189)          74,096
                                                     ----------       ----------

Investing activities:
  Source of cash:
    Decrease in loans receivable, affiliates            77,164
Use of cash:
    Purchase of property and equipment             (     7,973)    (     4,117)
                                                     ----------      ----------

    Net cash provided from (used in) investing
     purchase                                           69,191     (     4,117)
                                                     ----------      ----------

Financing activities:
  Sources of cash:
    Proceeds from issuance of common stock           1,608,005
    Increase in cash advances from bank                                  6,626
  Use of cash:
    Decrease in long-term debt                                     (    45,000)
    Decrease in cash advances, bank                (   630,936)
                                                     ----------     -----------

    Net cash provided from (used in ) financing
     activities                                        977,069     (    38,374)
                                                     ----------      ----------

Net increase (decrease) in cash                    (     3,929)         31,605

Cash, beginning of period                            1,924,805       1,769,049
                                                    ----------      ----------

Cash, end of period                                 $1,920,876      $1,800,654
                                                    ==========      ==========

Supplemental disclosures from cash flow information:
   Cash paid during the year for:
     Interest                                       $   27,465     $   25,109
                                                    ==========      ==========
     Income taxes                                   $   15,973     $      700
                                                    ==========      ==========



        See  notes  to  condensed   consolidated  financial statements

                         ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          THREE MONTHS ENDED SEPTEMBER 30, 1996
                                     (Unaudited)



1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1996, included in its Annual Report filed on Form 10-KSB. All reference to Actrade in these footnotes, relate to Actrade International, Inc., the Company's wholly owned subsidiary. Actrade International, Ltd., "The Company," is referred to as ACI.


2.  Organization of the Company:
     The Company, formerly Acquisition Capability, Inc., was incorporated in the State of Delaware on April 3, 1987. On September 2, 1988, the Company acquired 100% of the issued and outstanding shares of Allstate Travel Corp., a New York corporation incorporated on August 13, 1985 and Actrade International, Corp., a New York corporation incorporated on July 18, 1985. Allstate operates as a travel agency. Actrade represents various U. S. manufacturers and distributors by buying and exporting their products overseas. Actrade Capital, Inc., a wholly owned subsidiary of Actrade International, Ltd., was incorporated in Delaware in May of 1991. Amworld offers alternatives to existing accounts receivable financing to both domestic and foreign companies. Standard Corporation, a wholly owned foreign corporation and subsidiary of Actrade International, Corp., was incorporated in Antigua and Bermuda on February 12, 1988 and was acquired in January 1990. On December 22, 1991, Standard Corporation changed its corporate name to Actrade South America. American Cooling, Inc., a wholly owned subsidiary of Actrade International, Ltd. was incorporated in Delaware in 1992 and was inactive. American Care Industries, was incorporated in 1993 and was inactive. American Care Industries, Inc. is a wholly owned subsidiary of Actrade International, Ltd. Amworld Credit, Inc. was incorporated in 1994 and was inactive at September 1994.

     The Company sells predominantly in the foreign market through its wholly owned foreign subsidiary, Actrade South America. There is no guarantee that the foreign market will continue to develop since the possibility of foreign and domestic government intervention, economic conditions world wide and any other unforeseen situations may occur.


3.  Principles of consolidation:

     The consolidated financial statements of Actrade International, Ltd. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of Allstate Travel Corp., Actrade South America, a foreign corporation, Actrade Capital, Inc. and American Cooling, Inc. are included as the subsidiaries of Actrade International, Ltd.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED SEPTEMBER 30, 1996
                                 (Unaudited)



4.  Related party transactions:

     During each of the three years ended September 30, 1996, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand.


     The Company has entered into several employment agreements with its officers and shareholders.


5.  Leases:

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


    In August 1996, Actrade entered into a 12 month lease expiring August 31, 1997 with an Illinois office suite. Both parties have the option to terminate the lease with 30 days written notice to either party on November 30, 1996. The lease provides for monthly payments of $1,100 on the first day of each month.


     Future minimum lease payments required under non-cancelable operating leases by fiscal year are as follows:

                  September 30, 1997                  $77,744
                  September 30, 1998                  $73,010
                  September 30, 1999                  $73,286
                  September 30, 2000                  $31,208


     Lease expense  amounted to $18,329 and $19,128 for the three  months ended
       September 30, 1996 and 1995 respectively.

                       ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THREE MONTHS ENDED SEPTEMBER 30, 1996
                                       (Unaudited)





6.  Income taxes:

    The components of income tax expense are:
                                                 Three months      Three months
                                                    Ended             Ended
                                                 September 30      September 30
                                                    1996              1995
                                                    ----              ----
    Income taxes currently payable:
      Federal                                   $  7,218            $12,687
      State                                        6,652              3,544
                                                 --------            -------
                                                  13,870             16,231
                                                 --------            -------

    Deferred tax expense arising from:
      Excess of Financial accounting
       depreciation over tax                   (     277)         (    110)

      Excess of rent expense for financial
       accounting over tax deductible rent           377               650
                                                 --------           -------
                                                     100               540
                                                 --------           -------

    Total income tax expense                    $ 13,970           $16,771
                                                ========           =======


     Deferred  income  tax  provisions   resulting  from   differences   between
accounting for financial statement purposes and accounting for tax purposes are reflected above.


    A reconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:

                                              Three months         Three months
                                                 Ended                Ended
                                              September 30         September 30
                                                 1996                 1995
                                                 ----                 ----
   Computed tax at the expected
    statutory rate                            $106,799              $61,239

   Surtax exemption                          (  14,544)            ( 11,233)

   State income taxes, net of federal
    tax benefit                                  6,652                3,544

   Foreign income                            (  85,037)            ( 33,933)

   Tax benefit from utilization of net
     operating loss carryover                                      (  3,386)

   Other                                           100                  540
                                               --------             -------
   Income tax expense                         $ 13,970              $16,771
                                               ========             =======

                     ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED SEPTEMBER 30, 1996
                                 (Unaudited)






6.  Income taxes (continued):

    The effective statutory rate for 1996 was 39% for federal tax purposes.

     The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $2,176,384 at September 30, 1996 and $1,412,576 at September 30, 1995.


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



8.  Trade Acceptance Drafts receivable, bank:

     As of September 30, 1996, Actrade Capital, Inc., formerly Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., had sold and assigned all outstanding Trade Acceptance Drafts (TAD's) to Banco Portugues De Atlantico (Bank). The total TAD amounts due from the banks were $2,884,817 at September 30, 1996. The bank purchases the TAD's at the face value and advances these amounts to Actrade Capital, Inc. The bank purchases the TAD's without recourse and Actrade Capital, Inc. has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all guaranties and collateral, and all proceeds of the above. The bank will purchase each TAD by advancing to Actrade Capital, Inc. 75% of the face amount of each TAD assigned and delivered by overdraft on the Actrade Capital, Inc. account. At September 30, 1996 the advances on the overdraft account amounted to $547,615. As each TAD is collateralized, the face amount will be credited to the Actrade account to reduce the advanced overdraft. Interest is payable at 1% over prime per annum on the outstanding advances, which will be charged on the first day of each month.

                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                              (Unaudited)






8.  Outstanding warrants to purchase common stock:

     At September 30, 1996, the Company had outstanding warrants to purchase 110,000 shares of the Company's common stock at prices ranging from $1.75 to $2.25 per share. The warrants became exercisable in 1996 and expire in 2001. At September 30, 1996, 110,000 shares of common stock were reserved for that purpose.



9.  Reconciliation of shares used in computation of earnings per share:


                                                        1996             1995
                                                        ----             ----

     Primary weighted average of shares
      actually outstanding                          5,701,621        5,330,681

     Common stock purchase warrants                   110,000
                                                    ----------       ---------
     Fully diluted weighted average common
      shares outstanding                            5,811,621        5,330,681
                                                    =========        =========

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS






I.      Results of Operations

During the first three months of fiscal 1997, ended September 30, 1996, the Company has combined gross revenues of $7,578,034, as compared to $5,481,776 for the first three months of fiscal 1996. During this period, cost of revenues totaled $6,903,814 (approximately 91% of total revenues), as compared to $5,038,646 (921% of total revenues). This represented a slight decrease in cost of revenues when expressed as a percentage of total revenues, reversing the trend experienced during fiscal 1995 and early 1996, when cost of revenues for the 1996 first quarter rose from 88.3% of total revenues during the first quarter of fiscal 1995. This resulted in gross profits from operations of $674,220 for the first quarter of fiscal 1997, an increase of almost $231,090 (or approximately 52% higher than the first quarter of fiscal 1996). with income from operations of $288,858 for this period, as compared to $156,278 for the same period last year, an increase of approximately 84.8% over last year.

As discussed in the Company's 10-KSB for the year ended December 31, 1996, there were two basic reasons for the escalating higher cost of goods, particularly when expressed as a percentage of total revenues. Essentially the nature of the profit margins typical for the operation of both Actrade S.A. and Actrade Capital, Inc. ("Capital") have been significantly lower than those experienced by the Company's other operating divisions. Consequently, management believes that escalation in cost of revenues experienced throughout fiscal 1995 and early 1996 was due to the changing "mix" in the Company's revenues resulting from the higher percentage of total revenues represented by Actrade S.S. and Capital. During the first three months of fiscal 1997, in combination, Actrade S.A. and Capital represented $5,566,459 of the Company's total revenues for the period, or over 73%. Although, in management's opinion, this percentage may continue to show a further modest increase as Capital accelerates its marketing initiative (see discussion below), management believes that the prior trend of accelerating costs of revenues has now stabilized and should not be a significant factor in the future.

As in the past, management is unable to predict whether or not the relatively low profit margins will persist with respect to revenues from Actrade S.A. during the balance of fiscal 1997.

As a result of management's decision to substantially accelerate marketing activities by Capital during fiscal 1997, management does not believe that the comparison of the first quarter of fiscal 1997 to fiscal 1996 is indicative of the results to be expected for all of fiscal 1997. based upon the first quarter of fiscal 1997, and management's expected results from its newly introduced marketing incentive for Capital, no estimate of operating results can be made at this time, although management believes that the Company will, on a consolidated basis, continue reflect net operating profits above the levels experienced during fiscal 1996.

The increase in gross revenues during this period (over 38% above the first three months of fiscal 1996) was primarily due to the expansion of Actrade's operations through (I) the continued growth of Capital, discussed separately below (see "III Actrade Capital, Inc. And The Trade Acceptance Draft Program"), and (ii) the continued growth within Actrade's existing product lines, including Actrade S.A. As was the case during fiscal 1996, the increase in revenues during this period resulted from increased product sales rather than from price increases for the Company's products and operating revenues derived from Capital.

As a result of foregoing  factors,  the Company's net operating income expressed as a percentage of gross revenues increased from 2.6% at the end of the first quarter of fiscal 1996 to 3.4% at the end of the first quarter of fiscal 1997. For the reasons discussed above, management believes that this ratio will remain stable during fiscal 1997. Further, management believes the results of operations for the first quarter of fiscal 1997 show the continued success of the Company's expansion program and its cost cutting measures.

After interest income of $10,499 and interest expense of $25,512 during this period (compared to $29,098 and $24,809 respectively during the first quarter of fiscal 1996), and all allowance for income tax expense, the Company realized a net profit for the period of $259,875 as compared to $143,796 for the same period last year, an increase of approximately 80.7%. Management attributes this substantial increase principally to the higher revenues from Capital (see "Actrade Capital, Inc. And The Trade Acceptance Draft Program") below.

During the first quarter of fiscal 1997, Allstate had, and continues to have, extremely limited operations, a situation expected to continue for the foreseeable future. During the first three months of fiscal 1997, Allstate's total sales have aggregated only $4,253, which continue to account for less than 1/10 of 1% of the Company's total revenues for this period.


II.     Discussion of Financial Condition

On a consolidated basis, at September 30, 1996 the Company had total assets of $8,980,608 (compared with $8,088,521 at June 30, 1996, the end of fiscal 1996)
with total liabilities of $2,223,021 (compared with $3,198,814 at June 30, 1996). Of the Company's assets at September 30, 1996, $1,920,876 was in the form of cash and cash equivalents (compared to $1,924,805 at June 30, 1996), $3,886,019 represents accounts receivable (compared to $3,361,821 at June 30, 1996), and $2,884,817 was in the form of trade acceptance drafts receivable, bank (compared to $2,578,015 at June 30, 1996). The very slight decrease in cash on hand at September 30, 1996 was principally due to routine fluctuations in cash on hand from the Company's operations.. The increase of $520,565 in accounts receivables outstanding at September 30, 1996, as well as the decrease in accounts payable ($1,580,983 at September 30, 1996 compared to $1,872,880 at June 30, 1996) was principally due to the normal effects of increased sales by Actrade S.A., coupled with the Company's election to pay down its outstanding payables with a portion of the funds received from the Company's recently completed private placement of its securities. Similarly, the substantial decrease in cash advanced from bank, which represents the Company's advance payment from the sale of the trade acceptance drafts to its bank under its credit agreements, ($547,615 at September 30, 1996 compared to $1,178,551 at June 30, 1996) also represents the election by the Company not to draw against its available credit lines with its bank but, rather, to utilize a portion of the funds raised in its recently completed private placement.

The Company's accounts payable are all current.

At September 30, 1996 the Company had Retained Earnings of $2,041,877 with total Shareholders' Equity of $6,757,587, compared with $1,782,002 and $4,889,707, respectively, at June 30, 1996. The principal source of funds for the Company's operations are revenues earned by the Company's operating subsidiaries. However, during the first quarter of fiscal 1997, the Company completed a further portion of its recently completed private placement of its securities and received an additional $1,658,250, gross proceeds, which also accounts, in part, for the substantial increase in Stockholders' Equity.

At September 30, 1996 the Company had property and equipment, less accumulated depreciation, of $104,864 (compared to $103,705 at June 30, 1996) and deferred taxes and deposits of $13,970, compared to $21,302 at the end of fiscal 1996. In connection with the Company's relocation during fiscal 1990, it received an 18 month rent abatement. In conformity with accounting procedures, the value of this abatement is amortized over the life of the lease. Consequently, at September 30, 1996 the Company continued to show $53,444 in deferred rent liability.

Based upon available cash on hand, and expected revenues from operations, management is of the opinion that it will have adequate available funds to meet its capital expenditures for the balance of fiscal 1997. Thereafter, future capital expenditures will be decided based upon operating results and net revenues from operations. At present, the Company's principal expansion activities involve the net revenues from operations. At present, the Company's principal expansion activities involve the marketing of Capital's TAD Program, which activities involve no significant capital expenditures.

Management continues to investigate new product lines for addition to its existing product offerings through its international trade division.

With respect to the Company's working capital needs, management believes that operating revenues from its subsidiaries will continue to reflect a profit on a consolidated basis during the balance of fiscal 1997 and management expects revenues will be adequate to meet the Company's operating cash needs. The Company plans to draw working capital from cash on hand and operating revenues which are expected to be adequate to meet the Company's requirements for the foreseeable future.

As of the date of this report, of the Company's total accounts receivable at June 30, 1996, in the amount of $3,361,821 approximately 95% have been collected and, of the balance, approximately $168,000 is secured by commercial documentary drafts.

III.    Impact of Financial Service Division

During fiscal 1994, the first full year of operations for the TAD Program, although still in its development stage, Capital generated gross revenues of $927,757 (as compared to $247,809 during fiscal 1993) resulting in a net loss from operations for Capital of $50,390. Although showing a modest loss, Capital's operating results for fiscal 1994 exceeded management's expectations. During fiscal 1995, management implemented an aggressive new marketing plan for the TAD Program, principally in response to the perceived need to educate potential participants in the TAD Program about how trade acceptances work and how they could benefit from the TAD Program.

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

Capital's operating revenues during the first quarter of fiscal 1997 totaled $3,046,421, or approximately 40% of the Company's total revenues during this period as compared to total revenues of $1,522,564, or approximately 27.8% of total revenues, during the first quarter of fiscal 1996. Revenues for the first quarter of fiscal 1997 represented an increase of approximately 100% over the same period last year. During this period, Capital also had interest income of $10,499, incurred selling, general and administrative expenses of $158,986 and interest expense of $25,479, which resulted in net operating income before taxes of $22,620.


IV.     Trends Affecting Operations

Over the years management has observed a substantial increase in demand for American made products. In management's opinion, this is due to a renewed confidence in quality of American products and the relative weakness of US dollar as compared to other major foreign currencies. This has formed the basis of the Company's operating philosophy since 1989 and, in management's opinion, continues to favor continued growth over the foreseeable future. Combined with the recent changes in world political structures, particularly in Eastern
Europe, management believes that world demand for American products will continue to increase at least over the foreseeable future.

Economic conditions in the United States have caused many American manufacturers to seek new markets for their product and, in particular, to turn to foreign markets to boost domestic sales. Management believes that this trend, coupled with renewed demand for American products and improved buying power of foreign currencies, has been beneficial to the Company and has been a major factor in its growth over the past three years. This trend, although expected to continued for the foreseeable future, is now being affected by a number of other factors which could adversely affect future growth rates for the Company's present operations.

Recently, management has observed that, with the collapse of traditional political and ideological barriers, the demand for products from all parts of the world has increased perceptibly with many developing and third world nations now looking for products from many different countries. This has been particularly true of countries with "soft" currencies (i.e. currencies not readily exchangeable into established currencies such as British pounds, US dollars, etc.), such as the emerging countries of Eastern Europe, which at present are unable to pay for their purchases in US dollars. Management believes that the greatest demand for all kinds of foreign products (including those from US and other industrial nations) will be seen from these newly developing third world countries over the next few years. To meet this changing market demand, the Company initiated an expansion of Actrade's operations by providing foreign sources for products.

Over the long-term, as the US economy continued to improve and the dollar strengthens with respect to other currencies, foreign buying power for American products may decrease causing foreign buyers to look for comparable, but less expensive, products from other sources. Although it is impossible to predict at this time the extent to which this trend may affect the competitiveness of American products overseas, it is likely that any significant decline in buying power of foreign currencies will have an adverse impact upon the Company's present operations. Although no assurances can be given, management believes that by utilizing its foreign network both to promote new sales of American products and as a source of comparable, less expensive foreign made products, the Company will gain the flexibility needed to meet changing product demands over the coming years.

Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future.


Part II.  Other information


Item 6. Exhibits and Reports on Form 8-K

        None during this report

                             SIGNATURES


Pursuant to the regulations of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: October 31,1996




                                     ACTRADE INTERNATIONAL, LTD.


                                     BY:/S/Amos Aharoni
                                       ___________________________
                                       Amos Aharoni
                                       Chief Executive Officer