Form 10-Q
period 1996-12-31
ACTRADE INTERNATIONAL LTD
filed 1997-01-24
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549





                                        FORM 10-Q

              (X)     Quarterly Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                      For the quarterly period ended   December 31, 1996

                                                        or

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


            Class                          Outstanding at January 17, 1997

Common Stock, par value $0.0001
 per share                                               6,330,681

                            INDEX



Part I.  Financial information


  Item 1.  Consolidated condensed financial statements:


                 Balance sheet as of December 31, 1996 and June
                  30, 1996                                            F-2

                 Statement of operations for six and three
                  months ended December 31, 1996 and 1995             F-3

                 Statement of changes in shareholders' equity         F-4

                 Statement of cash flows for the six months
                  ended December 31, 1996 and 1995                    F-5

                 Notes to consolidated condensed financial statements F-6- F-10



  Item 2.  Management's discussion and analysis of financial
            condition                                               F-11 - F-15


Part II.  Other information


Signatures

                ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                    DECEMBER 31, 1996 AND JUNE 30, 1996
                               (Unaudited)



                               ASSETS

                                                   December 31,      June 30,
                                                      1996             1996
                                                      ----             ----

Current assets:
 Cash, including time deposits at June 30, 1996  $  528,559         $1,924,805
 Accounts receivable, less allowance for
  doubtful accounts of $25,000                    6,337,196          3,361,821
 Trade acceptance draft receivable, bank
  (Note 7)                                        2,814,330          2,578,015
 Accounts receivable, other                          17,379             77,164
 Prepaid expenses                                    35,053             24,815
 Interest receivable                                    443              3,162
                                                  ----------         ----------
     Total current assets                         9,732,960          7,969,782
                                                  ----------         ----------

Property and equipment:
  Furniture and fixtures                            206,325            161,829
  Leasehold improvements                            122,177            113,902
                                                  ----------         ----------
                                                    328,502            275,731
  Less accumulated depreciation                     187,654            172,026
                                                  ----------         ----------
                                                    140,848            103,705
                                                  ----------         ----------

Other asset, security deposits                       15,984             15,034
                                                  ----------         ----------

                                                 $9,889,792         $8,088,521
                                                 ==========         ==========



                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Cash advance from bank (Note 7)                $  675,705         $1,178,551
  Accounts payable                                1,546,414          1,872,880
  Consumer deposits                                                     55,954
  Accrued expenses                                    6,322             11,041
  Due to affiliates                                   3,126              3,126
  Income taxes payable (Note 6)                      46,735             21,302
                                                 ----------         ----------
    Total current liabilities                     2,278,302          3,142,854
                                                 ----------         ----------

Commitments (Note 5)

Deferred rent liability (Note 5)                     50,929             55,960
                                                 ----------         ----------

Shareholders' equity:
  Common stock, $.0001 par value;
   authorized 100,000,000 shares, issued and
   outstanding 6,330,681 at December 31, 1996
   and 5,683,181 at June 30, 1996                      633                568
  Common stock purchase warrants (Note 8)           87,500
  Additional paid in capital                     5,058,372          3,107,137
  Retained earnings                              2,414,056          1,782,002
                                                ----------         ----------
                                                 7,560,561          4,889,707
                                                ----------         ----------

                                                $9,889,792         $8,088,521
                                                ==========         ==========



     See notes to condensed consolidated financial statements.
                                                                          F-2

                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

          FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                 (Unaudited)










                      Six Months Ended                  Three Months Ended
                         December 31,                       December 31,
                           1996         1995              1996         1995
                           ----         ----              ----         ----


Net sales              $16,458,567    $11,192,070      $8,880,533    $5,710,294

Cost of sales           14,860,738     10,228,629       7,956,924     5,189,983
                        -----------   -----------      ----------    ----------

Gross profit             1,597,829        963,441         923,609       520,311

Selling, general and
 administrative expenses   903,359        600,252         517,997       313,400
                        -----------   -----------      ----------    ----------

Income from operations     694,470        363,189         405,612       206,911
                        -----------   -----------      ----------    ----------

Other income (charges):
  Interest income           15,881         58,382           5,382        29,284
  Interest expense    (     31,562)      ( 63,928)       (  6,050)     ( 39,119)
                        -----------   -----------      ----------    ----------
                      (     15,681)      (  5,546)       (    668)      ( 9,835)
                        -----------   -----------      ----------    ----------

Income before income
 taxes                     678,789        357,643         404,944       197,076

Income tax expense
 (Note 6)                   46,735         18,681          32,765         1,910
                        -----------   -----------      ----------    ----------

Net income             $   632,054    $   338,962      $  372,179    $  195,166
                        ===========   ===========       ==========   ==========

Earnings per common share:
  Primary              $      0.11    $      0.06      $     0.06$         0.04
                        ===========   ===========       ==========   ==========
  Fully diluted        $      0.10    $      0.06       $     0.06      $  0.04
                        ===========   ===========       ==========   ==========

Weighted average common
 shares outstanding
 (Note 9):
   Primary               5,985,337      5,330,681        6,330,153    5,330,681
                        ===========   ===========        ==========  ==========
   Fully diluted         6,120,337      5,330,681        6,465,153    5,330,681
                        ===========   ===========        ==========  ==========













     See notes to condensed consolidated financial statements.
                                                                          F-3

                           ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         FOR THE PERIOD JULY 1, 1994 TO DECEMBER 31, 1996
                                         (Unaudited)





                             Common Stock                           Additional
                          $.0001 Par Value          Common Stock     Paid in      Retained
                            Shares    Amount     Warrants   Amount   Capital      Earnings      Total
                            ---------    ------  --------  ------    -------      --------      -----



Balance at June 30, 1994    5,006,354  $ 501                        $1,474,331    $ 616,835   $2,091,667

Exercise of warrants          324,327     32                           567,542                   567,574

Net income for the year
 ended June 30, 1995                                                                407,793      407,793
                             ---------   ----      ------   -------  ----------  ----------   ----------

Balance at June 30, 1995    5,330,681     533                        2,041,873    1,024,628    3,067,034

Issuance of common stock      352,500      35                        1,065,264                 1,065,299

Net income for the year
 ended June 30, 1996                                                                757,374      757,374
                            ---------    ----      ------   -------  ----------  ----------    ----------

Balance at June 30, 1996    5,683,181      568                       3,107,137   1,782,002     4,889,707

Issuance of common stock      647,500       65                       1,951,235                 1,951,300

Exercise of common stock
 purchase warrants                                50,000    $87,500                               87,500

Net income for the six
 months ended December 31,
 1996                                                                             632,054        632,054
                             ---------     ----   ------  -------   ----------  ----------    ----------

Balance at December 31,      6,330,681     $633    50,000  $87,500   $5,058,372  $2,414,056    $7,560,561
1996                         =========     ====    ======  =======   ==========  ==========    ==========







       See notes to condensed consolidated financial statements.

                     ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                       SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                        (Unaudited)




                                                         1996            1995
                                                         ----            ----

Cash flow from operating activities:
  Net income                                        $  632,054      $  338,962
  Adjustments to reconcile net income
   to cash provided from operating
   activities:
     Depreciation                                                       11,487
  Changes in operating assets and liabilities:
    Increase in accounts receivable                ( 3,211,690)    ( 1,660,030)
    Decrease in accounts receivable, other              59,785
    Increase in prepaid expenses                   (    10,238)    (    10,917)
    Increase (decrease) in interest receivable           2,719     (    58,335)
    Increase (decrease) in accounts payable        (   310,838)      1,018,461
    Decrease in accrued expenses                   (     4,719)    (     5,341)
    Increase in payroll taxes payable                                   25,880
    Increase in income taxes payable                    25,433          17,981
    Decrease in customer deposits                  (    55,954)
    Increase in security deposits                  (       950)
    Increase in deferred rent                      (     5,031)    (     3,618)
    Decrease in deferred taxes                                          13,439
                                                     ----------      ----------

    Net cash used in operating activities          ( 2,879,429)    (   312,031)
                                                     ----------      ----------

Investing activities:
  Use of cash:
    Purchase of property and equipment             (    52,771)    (    14,352)
                                                     ----------      ----------

    Net cash used in investing activities          (    52,771)    (    14,352)
                                                     ----------      ----------

Financing activities:
  Sources of cash:
    Proceeds from issuance of common stock           2,038,800
    Increase in cash advances from bank                               415,727
    Decrease in loans receivable, affiliates                          105,722
  Use of cash:
    Decrease in long-term debt                                    (    90,000)
    Decrease in cash advances, bank                (   502,846)
                                                     ----------      ----------

    Net cash provided from financing activities      1,535,954        431,449
                                                     ----------      ----------

Net increase (decrease) in cash                    ( 1,396,246)       105,066

Cash, beginning of period                            1,924,805      1,769,049
                                                     ----------    ----------

Cash, end of period                                 $  528,559     $1,874,115
                                                     ==========    ==========

Supplemental disclosures from cash flow information:
   Cash paid during the year for:
     Interest                                       $   37,251     $   25,109
                                                     ==========    ==========
     Income taxes                                   $   15,973     $      700
                                                     ==========    ==========





     See notes to condensed consolidated financial statements.
                                                                           F-5

                        ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SIX MONTHS ENDED DECEMBER 31, 1996
                                       (Unaudited)



     1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1996, included in its Annual Report filed on Form 10-KSB. All reference to Actrade in these footnotes, relate to Actrade International, Inc., the Company's wholly owned subsidiary. Actrade International, Ltd., "The Company," is referred to as ACI.

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

                        ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SIX MONTHS ENDED DECEMBER 31, 1996
                                      (Unaudited)



4.  Related party transactions:

    During each of the three years ended December 31, 1996, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand.

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

     Future minimum lease payments required under non-cancelable operating leases by fiscal year are as follows:

                        December 31, 1997                             $83,979
                        December 31, 1998                             $70,902
                        December 31, 1999                             $74,095
                        December 31, 2000                             $12,483


     Lease expense  amounted  to $41,713  and $37,780 for the six months  ended
       December 31, 1996 and 1995 respectively.

                      ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SIX MONTHS ENDED DECEMBER 31, 1996
                                     (Unaudited)





6.  Income taxes:

    The components of income tax expense are:
                                                  Six months        Six months
                                                    Ended             Ended
                                                  December 31       December 31
                                                    1996              1995
                                                    ----              ----
    Income taxes currently payable:
      Federal                                    $ 33,134          $ 12,828
      State                                        17,006             4,773
                                                 --------           --------
                                                   50,140            17,601
                                                 --------           --------

    Deferred tax expense arising from:
      Excess of Financial accounting
       depreciation over tax                    (   1,443)        (     220)

      Excess of tax deductible rent over rent
       expense for financial accounting purposes(   1,962)            1,300
                                                  --------          --------
                                                (   3,405)            1,080
                                                 --------           --------

    Total income tax expense                     $ 46,735          $ 18,681
                                                 ========           ========


   Deferred income tax provisions resulting from differences between accounting for financial statement purposes and accounting for tax purposes are reflected above.

    A reconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:

                                                 Six months        Six months
                                                   Ended             Ended
                                                December 31        December 31
                                                    1996               1995
                                                   ----               ----
      Computed tax at the expected
       statutory rate                            $259,351           $137,620

      Surtax exemption                          (  16,750)         (  15,863)

      State income taxes, net of federal
          tax benefit                              17,006             18,304

      Foreign income                            ( 209,467)         ( 119,074)

      Tax benefit from utilization of net
       operating loss carryover                                    (   3,386)

      Other                                     (   3,405)             1,080
                                                 --------            --------

      Income tax expense                         $ 46,735           $ 18,681
                                                 ========           ========

                      ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED DECEMBER 31, 1996
                                 (Unaudited)






6.  Income taxes (continued):

    The effective statutory rate for 1996 was 39% for federal tax purposes.

     The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $2,495,444 at December 31, 1996 and $1,683,200 at December 31, 1995.

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

7.  Trade Acceptance Drafts receivable, bank:

     As of December 31, 1996, Actrade Capital, Inc., formerly Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., had sold and assigned all outstanding Trade Acceptance Drafts (TAD's) to Banco Portugues De Atlantico (Bank). The total TAD amounts due from the banks were $2,814,330 at December 31, 1996. The bank purchases the TAD's at the face value and advances these amounts to Actrade Capital, Inc. The bank purchases the TAD's without recourse and Actrade Capital, Inc. has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all guaranties and collateral, and all proceeds of the above. The bank will purchase each TAD by advancing to Actrade Capital, Inc. 75% of the face amount of each TAD assigned and delivered by overdraft on the Actrade Capital, Inc. account. At December 31, 1996 the advances on the overdraft account amounted to $675,705. As each TAD is collateralized, the face amount will be credited to the Actrade account to reduce the advanced overdraft. Interest is payable at 1% over prime per annum on the outstanding advances, which will be charged on the first day of each month.

                      ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SIX MONTHS ENDED DECEMBER 31, 1996
                                   (Unaudited)






8.  Outstanding warrants to purchase common stock:

     At December 31, 1996, the Company had outstanding warrants to purchase 135,000 shares of the Company's common stock at prices ranging from $1.75 to $2.25 per share. The warrants became exercisable in 1996 and expire in 2001. At December 31, 1996, 135,000 shares of common stock were reserved for that purpose.

     In December of 1996, 50,000 warrants were exercised with proceeds of $87,500 to the Company. The common shares were issued in 1997.


9.  Reconciliation of shares used in computation of earnings per share:


                                                         1996            1995
                                                         ----            ----

         Primary weighted average of shares
           actually outstanding                       5,985,337       5,330,681

         Common stock purchase warrants                 135,000
                                                        -------

         Fully diluted weighted average common
           shares outstanding                         6,120,337       5,330,681
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


Part II.  Other information


Item 6. Exhibits and Reports on Form 8-K

        None during this report






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I.  Results of Operations

During the first six months of fiscal 1997, ended December 31, 1996, the Company had combined gross revenues of $16,458,587, as compared to $11,192,070 for the first six months of fiscal 1995, which represented an increase of over $5,260,000 in gross revenues (almost 47%) above the same period in fiscal 1996. During the current period, the Company reported gross profits from operations of $1,597,829, an increase of $634,388 (or approximately 66%) from the first half of fiscal 1996, with incomes from operations of $694,470 for this period, as compared to $363,189 for the same period last year. After interest income and expenses and provisions for income taxes, the Company experienced net earnings of $632,054, as compared to $338,962 for the first half of fiscal 1996 (an increase of over 86%), or $0.10 per share for the six months ended December 31, 1996 as compared to $0.06 for the same period last year.

Total cost of revenues from operations during the first half of fiscal 1996 reached $14,860,738, an increase of slightly more than $4,630,000 from the first half of fiscal 1996. Although cost of revenues continued at the higher levels experienced during fiscal 1996, cost of revenues continued to level off, a process begun during the first quarter of fiscal 1997, and when expressed as a percentage of total revenues dropped to 90.3%, as compared to approximately 91.3% for the first six months of fiscal 1996, and slightly lower than the 91% reported for the first quarter of fiscal 1997.

As previously reported, the basic reasons for the higher costs of revenues experienced during fiscal 1996 relate to the changing "mix" of the Company's revenues resulting from the higher percentage of total revenues represented by Actrade S.A. and Actrade Capital, inc. ("Capital"), and the fact that the profit margins typical for the operations of both Actrade S.A. and Capital have been, and are expected to continue to be, significantly lower than those experienced by the Company's other operating division. However, in management's opinion, although this ratio may continue to show modest future fluctuations as Capital accelerates its marketing initiative for the TAD Program, the prior trend of accelerating costs of revenues has now stabilized and should not be a significant factor in the future.

With respect to the three months ended December 31, 1996, gross revenues reached $8,880,533 (up over 55.5% from the second quarter of fiscal 1996); gross profits climbed to $923,609 (an increase of just over 77.5% from the second quarter of fiscal 1996); income from operations totaled $405,612 (up over 96% from the same period in fiscal 1996); and net earnings after interest income and expenses and allowances for income taxes reached $372,179 (an increase of over 90.6% from fiscal 1996), or $0.06 per share for the quarter ended December 31, 1996 as compared to $0.04 per share for the second quarter of fiscal 1996. Most importantly, however, the results for this three month period shows that the cost of revenues dipped to 89.6% for the three months ended December 31, 1996. As discussed above, management believes that this indicates a leveling off of the increased costs associated with the TAD Program which should continue at least for the balance of fiscal 1997.

As previously reported, due to management's decision to substantially accelerate marketing activities by Capital during the current fiscal year, no estimates of operating results can be made at this time. However, management believes that the Company will, on a consolidated basis, continue to reflect revenues and operating profits for the balance of fiscal 1997 at levels above those reflected for the first six months.

The increase in gross revenues during this period continues to be due primarily to the expansion of Actrade's operations through (i) the continued growth of Capital's TAD Program, discussed separately below (see "III. Actrade Capital Inc. And The Trade Acceptance Draft Program"), and (ii) the continued growth within Actrade's existing product lines, including Actrade S.A. As was the case during fiscal 1996, the increase in revenues during this period resulted from increased product sales rather than from price increases for the Company's products and operating revenues derived from Capital.

As a result of the foregoing factors, the Company's operating income expressed as a percentage of gross revenues continued its rise and reached 4.2% at the end of the first half of fiscal 1997, compared to slightly over 3.0% at the end of the first half of fiscal 1996. For the reasons discussed above, management does not expect this ratio to decrease during the balance of fiscal 1997. Further, management believes that the result of operations during the first half of fiscal 1997 clearly demonstrates the continued success of the Company's expansion program and its cost cutting measures.

Allstate had, and continues to have, extremely limited operations, a situation expected to continue for the foreseeable future. During the first half of fiscal 1997, Allstate's total sales have aggregated only $7,937, which continue to account for less than 1/20 of 1% of the Company's total revenues for this period.

II.  Discussion of Financial Condition

On a consolidated basis, at December 31, 1996 the Company had total assets of $9,889,792 (compared with $8,088,521 at June 30, 1996, the end of fiscal 1996)
with total  liabilities  of  $2,329,231  (compared  with  $3,198,814 at June 30,
1996). Of the Company's assets at December 31, 1996, $ 528,559 was in the form of cash and cash equivalent (compared to $1,924,805 at June 30, 1996), $6,337,196 represents accounts receivable, excluding TADs, (compared to $3,361,821 at June 30, 1996) and $2,814,330 in Trade Acceptance Drafts receivable (with a corresponding liability of $675,705 representing cash advanced from Capital's bank, which represents the Company's advance payment from the sale of trade acceptance drafts to its bank under its credit agreements). The decrease in cash on hand, accounts payable and cash advance from bank at December 31, 1996 was principally due to utilization of available cash on hand in connection with Capital's TAD Program and to reduce, and/or not to further utilize, the Company's available credit lines and related payables, as reflected in the significantly lower liabilities at December 31, 1996. The increase of $2,975,375 in accounts receivables outstanding at December 31, 1996 was principally due to the increased revenues generated by Actrade and the effects of increased sales by Actrade S.A. As previously reported, the funds utilized by the Company during this period for the purposes discussed above were primarily derived from the Company's recently concluded private placement of its common stock.

The Company's accounts payable are all current.

At December 31, 1996 the Company had Retained Earnings of $2,414,056 with total Stockholder's Equity of $7,560,561, compared with $1,782,002 and $4,889,707, respectively, at June 30, 1996. The principal source of funds for the Company's operations are revenues earned by its operating subsidiaries. However, during the first quarter of fiscal 1997 the Company completed a further portion of its recently completed private placement of its securities and received additional gross proceeds of $1,658,250. In addition, in December 1996 the Company also received $87,500 from a consultant to the Company who elected to exercise certain outstanding warrants to purchase 50,000 shares of the Company's common stock. These items contributed significantly to the increase in Stockholders' Equity at December 31, 1996.

At December 31, 1996 the Company had property, less accumulated depreciation, of $140,848, (compared to $103,705 at June 30, 1996) and other assets and deposits of $15,984, compared to $15,034 at the end of fiscal 1996. In connection with the Company's relocation during fiscal 1990, it received an 18 month rent abatement. In conformity with accounting procedures, the value of this abatement is amortized over the life of the lease. Consequently, at December 31, 1996 the Company continued to show $50,929 in deferred rent liability.

Based upon available cash on hand, and expected revenues from operations, management is of the opinion that it will have adequate available funds to meet its capital expenditures for the balance of fiscal 1997. Thereafter, future capital expenditures will be decided based upon operating results and net revenues from operations. The Company's principal expansion activities involve marketing Capital's accounts receivable financing program, which activities are expected to involve significant capital expenditures.

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

As of the date of this Report, all of the Company's total accounts receivable at June 30, 1996, in the amount of $3,361,821, approximately 99% have been collected and of the balance approximately $35,000 is secured by commercial documentary drafts.


III.  Actrade Capital Inc. And The Trade Acceptance Draft Program.

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

Capital's operating revenues during the first half of fiscal 1997 totaled $7,312,871, or approximately 44.4% of the Company's total revenues during this period, as compared to total revenues of $3,598,931, or approximately 32.2% of the Company's total revenues during the first half of fiscal 1996 and $1,509,065, or approximately 19.2% of total revenues, during the first half of fiscal 1995. Perhaps most importantly however, Capital's gross revenues during this period were more than 103% higher than the same period in fiscal 1996. In addition, confirming management's expectations, revenues during the three months ended December 31, 1996 were $4,266,450, an increase of approximately 40% over gross revenues reported for the first three months of fiscal 1997.

During this period, Capital also had interest income of $15,881, interest expenses of $31,322 and incurred selling, general and administrative expenses of $340,021 which resulted in operating income from operations, before taxes, of $118,922, as compared to $77,080 for the first six months of fiscal 1996 (an increase of over 54%). After a provision for income taxes of $12,417, Capital had net income from operations of $91,064 for the six months ended December 31, 1996


 IV.  Trends Affecting Operations

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



Dated: January 22, 1997



ACTRADE INTERNATIONAL, LTD.



BY:_/s/Amos Aharoni________________
   Amos Aharoni,
   Chief Executive Officer