Form 10-Q
period 1997-03-31
ACTRADE INTERNATIONAL LTD
filed 1997-04-30
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549





                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                         --------------------------



                         For Quarter Ended March 31, 1997


                         Commission File Number 0-18711





                          ACTRADE INTERNATIONAL, LTD.
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
                                                -----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X   No




Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of April 28, 1997 there were outstanding 6,330,681 shares of Common Stock, par value $.0001.

                                                       INDEX



Part I.  Financial information



  Item 1.  Consolidated financial statements:


                 Balance sheets as of March 31, 1997 and June 30, 1996     F-2

                 Condensed consolidated statement of operations for the
                  nine and three months ended March 31, 1997 and 1996      F-3

                 Condensed consolidated statement of
                  shareholders' equity                                     F-4

                 Condensed consolidated statements of cash flows for the
                  nine months ended March 31, 1997 and 1996                F-5

                 Notes to consolidated financial statements          F-6 - F-9

  Item 2.  Management's discussion and analysis of
                  financial condition                                    1 - 5




Part II.         Other information

                 Exhibits and reports on Form 8-K                            5

                 Signatures                                                  6

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                         MARCH 31, 1997 AND JUNE 30, 1996
                                                    (Unaudited)



                                                   ASSETS
                                                      March 31,        June 30,
                                                       1997              1996

Current assets:
  Cash, including time deposits at June 30, 1996   $  328,934        $1,924,805
  Accounts receivable, less allowance for
   doubtful accounts of $25,000                     5,395,586         3,361,821
  Trade acceptance draft receivable, bank           5,400,590         2,578,015
  Accounts receivable, other                            6,381            77,164
  Prepaid expenses                                     45,304            24,815
  Interest receivable                                                     3,162
                                                   -----------       ----------
     Total current assets                          11,176,795         7,969,782
                                                   -----------       ----------

Property and equipment:
  Furniture and fixtures                              250,800           161,829
  Leasehold improvements                              126,177           113,902
                                                   -----------       ----------
                                                      376,977           275,731
  Less accumulated depreciation                       200,204           172,026
                                                   -----------       ----------
                                                      176,773           103,705
                                                   -----------       ----------

Other asset, security deposits                         15,984            15,034
                                                   -----------       ----------

                                                  $11,369,552        $8,088,521
                                                  ===========        ==========



                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Cash advance from bank                         $    625,924        $1,178,551
  Accounts payable                                  1,707,476         1,872,880
  Consumer deposits                                                      55,954
  Accrued expenses                                     11,868            11,041
  Due to affiliates                                     3,126             3,126
  Income taxes payable                                  8,462            21,302
                                                    -----------      ----------
    Total current liabilities                       2,356,856         3,142,854
                                                    -----------      ----------

Commitments

Deferred rent liability                                48,414            55,960
                                                    -----------      ----------

Shareholders' equity:
  Common stock, $.0001 par value;
   authorized 100,000,000 shares, issued and
   outstanding 6,330,681 at March 31, 1997
   and 5,683,181 at June 30, 1996                         633               568
  Common stock purchase warrants                      987,500
  Additional paid in capital                        5,058,372         3,107,137
  Retained earnings                                 2,917,777         1,782,002
                                                   -----------       ----------
                                                    8,964,282         4,889,707
                                                   -----------       ----------

                                                  $11,369,552        $8,088,521
                                                  ===========        ==========




                            See  notes  to  condensed   consolidated  financial
statements.
                                                                           F-2

                             ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                           (Unaudited)










                                                        Nine Months Ended                     Three Months Ended


                                                           March 31,                              March 31,
                                                1997                 1996              1997                1996

                                                ----                 ----              ----                ----


Net sales                                    $29,456,296        $17,075,672        $12,997,729         $5,883,602

Cost of sales                                 26,846,681         15,603,492         11,985,943          5,374,863
                                              -----------        -----------         ----------         ----------

Gross profit                                   2,609,615          1,472,180          1,011,786            508,739

Selling, general and
 administrative expenses                       1,436,053            934,756            532,694            334,504
                                             -----------        -----------         ----------         ----------

Income from operations                         1,173,562            537,424            479,092            174,235
                                             -----------        -----------         ----------         ----------

Other income (charges):
  Interest income                                 15,957             87,184                 76             28,802
  Interest expense                         (     34,839)      (    102,152)       (     3,277)       (    38,224)
                                            -----------        -----------         ----------         ----------
                                           (     18,882)      (     14,968)       (     3,201)       (     9,422)
                                            -----------        -----------         ----------         ----------

Income before income
 taxes                                         1,154,680            522,456            475,891            164,813

Income tax expense
 (benefit)                                        18,905             18,130       (    27,830)                551
                                             -----------        -----------        ----------          ----------

Net income                                   $ 1,135,775        $   504,326         $  503,721         $  164,262
                                             ===========        ===========         ==========         ==========

Earnings per common share:
  Primary                                $      0.18        $      0.09         $     0.08$                  0.03
                                         ===========        ===========         =============             =======
  Fully diluted                          $      0.18        $      0.09         $     0.08$                  0.03
                                         ===========        ===========         =============             =======

Weighted average common
 shares outstanding

   Primary                                     6,216,547          5,330,681          6,635,125          5,330,681
                                             ===========        ===========         ==========         ==========
   Fully diluted                               6,216,547          5,347,429          6,635,125          5,398,043
                                             ===========        ===========         ==========         ==========












     See notes to condensed consolidated financial statements.
                                                                          F-3

                      ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                      FOR THE PERIOD JULY 1, 1994 TO MARCH 31, 1997
                                    (Unaudited)






                                Common Stock                                    Additional
                                $.0001 Par Value        Common Stock             Paid in        Retained

                              Shares     Amount      Warrants     Amount           Capital      Earnings            Total
                              ------     ------      --------     ------          -------       --------            -----



Balance at June 30, 1994     5,006,354    $ 501                                 $1,474,331    $  616,835         $2,091,667

Exercise of warrants           324,327       32                                    567,542                          567,574

Net income for the year
 ended June 30, 1995                                                                             407,793            407,793
                              ---------    ----       ------        -------      ----------    ----------        ----------

Balance at June 30, 1995      5,330,681     533                                   2,041,873     1,024,628         3,067,034

Issuance of common stock        352,500      35                                   1,065,264                       1,065,299

Net income for the year
 ended June 30, 1996                                                                              757,374           757,374
                              ---------     ----      ------        -------      ----------     ----------       ----------

Balance at June 30, 1996      5,683,181      568                                  3,107,137     1,782,002         4,889,707

Issuance of common stock        647,500       65                                  1,951,235                       1,951,300

Exercise of common stock
 purchase warrants                                    50,000        $87,500                                          87,500

Issuance of common shares
 on exercise of stock
 purchase warrants                                   400,000        900,000                                         900,000

Net income for the nine
 months ended March 31, 1997                                                                      1,135,775       1,135,775
                               ---------    ----     --------       --------     ----------      ----------      ----------

Balance at December 31, 1996   6,330,681    $633     $450,000       $987,500     $5,058,372      $2,917,777      $8,964,282
                               =========    ====     ========       ========     ==========      ==========      ==========






     See notes to condensed consolidated financial statements.
                                                                          F-4

                           ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                             NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                        (Unaudited)



                                                        1997             1996
                                                        ----             ----

Operating activities:
  Net income                                        $1,135,775      $  504,326
  Adjustments to reconcile net income
   to cash provided from operating
   activities:
     Depreciation                                       28,178          17,558
  Changes in other operating assets and liabilities:
    Accounts receivable                            ( 4,856,340)    ( 1,653,555)
    Accounts receivable, other                          70,783
    Prepaid expenses                               (    20,489)          7,980
    Interest receivable                                  3,162     (    21,326)
    Accounts payable                               (   165,404)        844,522
    Accrued expenses                                       827     (     8,016)
    Income taxes payable                           (    12,840)         14,041
    Customer deposits                              (    55,954)
    Security deposits                              (       950)
    Deferred rent                                  (     7,546)    (     5,427)
    Deferred taxes                                                      13,439
Changes in other assets and liabilities:
    Increase in amounts due affiliates                                 290,654
                                                      ----------       -------


      Net cash used in operating activities         ( 3,880,798)         4,196
                                                     ----------     ----------

Investing activities:
  Purchase of equipment                             (   101,246)   (    17,167)
                                                      ----------     ----------

      Net cash used in investing activities         (   101,246)   (    17,167)
                                                      ----------     ----------

Financing activities:
  Proceeds from issuance of common stock              2,938,800
  Proceeds from issuance of common stock
   purchase warrants                                                       125
  Increase in cash advances from bank                                  159,116
  Payment of long-term debt                                        (   135,000)
  Decrease in cash advances, bank                   (   552,627)
                                                     ----------   -------------

  Net cash provided from (used in)
   financing activities                               2,386,173         24,241
                                                     ----------     ----------

      Net increase (decrease) in cash               ( 1,595,871)        11,270

Cash, beginning of period                             1,924,805      1,769,049
                                                      ----------     ----------

Cash, end of period                                  $  328,934     $1,780,319
                                                      ==========    ==========

Supplemental disclosures from cash flow information:
   Cash paid during the year for:
     Interest                                        $   15,957     $  103,042
                                                      ==========     ==========
     Income taxes                                    $   39,361     $      700
                                                      ==========     ==========






                        See  notes  to  condensed   consolidated  financial
statements.
                                                                           F-5

                               ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NINE MONTHS ENDED MARCH 31, 1997
                                             (Unaudited)



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


2.  Organization of the Company:

    The Company, formerly Acquisition Capability, Inc., was incorporated in the State of Delaware on April 3, 1987. On September 2, 1988, the Company acquired 100% of the issued and outstanding shares of Allstate Travel Corp., a New York corporation incorporated on August 13, 1985 and Actrade International, Corp., a New York corporation incorporated on July 18, 1985. Allstate operates as a travel agency. Actrade represents various U. S. manufacturers and distributors by buying and exporting
    their  products  overseas.   Actrade  Capital,   Inc.,  a  wholly  owned
    subsidiary of Actrade International,  Ltd., was incorporated in Delaware in May  of  1991.  Amworld  offers  alternatives  to  existing  accounts receivable financing to both domestic and foreign companies. Standard Corporation, a wholly owned foreign corporation and subsidiary of Actrade International, Corp., was incorporated in Antigua and Bermuda on February 12, 1988 and was acquired in January 1990. On December 22, 1991, Standard Corporation changed its corporate name to Actrade South America. American Cooling, Inc., a wholly owned subsidiary of Actrade International, Ltd. was incorporated in Delaware in 1992 and was inactive. American Care Industries, Inc. was incorporated in 1993 and
    was  inactive.   American  Care  Industries,  Inc.  is  a  wholly  owned
    subsidiary of Actrade International, Ltd. Amworld Credit, Inc. was incorporated in 1994 and was inactive at September 1994.

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

                             ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     NINE MONTHS ENDED MARCH 31, 1997
                                              (Unaudited)



4.  Related party transactions:

    During each of the three years ended March 31, 1997, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand.

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

      Inlieu of rent for the first fifteen (15) months, the Company incurred costs totaling approximately $87,000 for leasehold improvements. The
      leasehold   improvements  and  the  total  rent  concessions  are  being amortized using the straight line method over the entire term of the lease. The resulting unpaid rent over the abatement period is included in deferred rent liability.

    In December 1991, Actrade entered into a non-cancelable 36 month operating lease to house its Florida office. The lease provides for monthly payments of $653 plus cost of living increases annually, capped @ 5% per annum. The lease was renewed on December 24, 1994 for a three yea period under the above terms.

     In August 1996, Actrade entered into a 12 month lease expiring August 31, 1997 with an Illinois office suite. Both parties have the option to terminate the lease with 30 days written notice to either party on November 30, 1996. The lease provides for monthly payments of $1,100 on the first day of each month.

      Future minimum lease payments required under non-cancelable operating leases by fiscal year are as follows:


                        March 31, 1998                               $ 82,758
                        March 31, 1999                               $ 71,674
                        March 31, 2000                               $ 68,657
                                                                     --------
                                                                     $223,089


     Lease expense  amounted  to $65,516 and $54,499 for the nine months  ended
       March 31, 1997 and 1996 respectively.

                             ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  NINE MONTHS ENDED MARCH 31, 1997
                                            (Unaudited)


6.  Income taxes:

    The components of income tax expense are:
                                                Nine months         Nine months
                                                  Ended               Ended
                                                March 31            March 31
                                                  1997                 1996
    Income taxes currently payable:
      Federal                                 $  7,750               $ 11,410
      State                                      8,462                  5,100
                                               --------              --------
                                                16,212                 16,510
                                               --------              --------

    Deferred tax expense arising from:
      Excess of Financial accounting
       depreciation over tax                 (   2,165)             (     330)

      Excess of tax deductible rent over rent
       expense for financial accounting purposes 7,800
      Other                                  (   2,942)                 1,950
                                               --------                --------
                                                 2,693                  1,620
                                               --------               --------

    Total income tax expense                  $ 18,905               $ 18,130
                                               ========              ========


   Deferred income tax provisions resulting from differences between accounting for finanical statement purposes and accounting for tax purposes reflected above.

    A reconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:

                                                 Nine months      Nine months
                                                   Ended             Ended
                                                  March 31          March 31
                                                   1997               1996
                                                   ----               ----
      Computed tax at the expected
       statutory rate                            $442,952          $203,758

      Surtax exemption                          (  16,750)        (  17,483)

      State income taxes                            8,462            27,085

      Foreign income                            ( 418,452)        ( 193,464)

      Tax benefit from utilization of net
       operating loss carryover                                   (   3,386)

      Other                                     (   2,693)            1,620
                                                  --------          --------

      Income tax expense                         $ 18,905          $ 18,130
                                                  ========          ========

    The effective statutory rate for 1996 was 39% for federal tax purposes.

   The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $3,049,692 at March 31, 1997 and $1,765,525 at March 31, 1996.

                      ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            NINE MONTHS ENDED MARCH 31, 1997
                                    (Unaudited)

 6. Income taxes (continued):

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

 7. Trade Acceptance Drafts receivable, bank:

    As of March 31, 1996, Actrade Capital, Inc., formerly Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., had sold and assigned all outstanding Trade Acceptance Drafts (TAD's) to Banco Portuguese De Atlantico (Bank). The total TAD amounts due from the banks were $5,400,590 at March 31, 1997. The bank purchases the TAD's at the face value and advances these amounts to Actrade Capital, Inc. The bank purchases the TAD's without recourse and Actrade Capital, Inc. has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all guaranties and collateral, and all proceeds of the above. The bank will purchase each TAD by advancing to Actrade Capital, Inc. 75% of the face amount of each TAD assigned and delivered by overdraft on the Actrade Capital, Inc. account. At March 31, 1997 the advances on the overdraft account amounted to $625,924. As each TAD is collateralized, the face amount will be credited to the Actrade account to reduce the advanced overdraft. Interest is payable at 1% over prime per annum on the outstanding advances, which will be charged on the first day of each month.

 8. Outstanding warrants to purchase common stock:

    At December 31, 1996, the Company had outstanding warrants to purchase 135,000 shares of the Company's common stock at prices ranging from $1.75 to $2.25 per share. The warrants became exercisable in 1996 and were to expire in 2001. At December 31, 1996, 135,000 shares of common stock were reserved for that purpose.

   In December of 1996, 50,000 warrants were exercised with proceeds of $87,500 to the Company. As of March 31, 1997, the remaining warrants were cancelled due to non-performance of service contracts as explained below.

 9.   Reconciliation of shares used in computation of earnings per share:

                                                         1997           1996
                                                         ----           ----
         Primary weighted average of shares
           actually outstanding                       6,216,547      5,330,681
         Common stock purchase warrants                                 16,748
                                                      ---------      ---------

         Fully diluted weighted average common
           shares outstanding                         6,216,547      5,347,429
                                                      =========      =========

10.     Pending litigation:

        The Company is currently engaged in litigation against a former consultant retained to assist in introducing the Company to the brokerage community and with it's investor relations. The consultant was paid a cash retainer and was to receive common stock purchase warrants for services rendered. The consultant, to the detriment of the Company, terminated services on behalf of Actrade. As a result of the termination, Actrade has refused to honor the warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

I.  Results of Operations

During the first nine months of fiscal 1997, ended March 31, 1997, the Company had combined gross revenues of $29,456,296, as compared to $17,075,672 for the first nine months of fiscal 1996, an increase of over $12,380,000 or 72.5% above the same period in fiscal 1996. Equally important, total cost of revenues from operations during this period continued to decrease to $26,846,681, approximately 91.1% of gross revenues, as compared to cost of goods sold for the same period in fiscal 1996 of $15,603,492, or 91.4% of gross revenues, and down from more than 91.7% at June 30, 1996, the end of fiscal 1996. This resulted in gross profits from operations of $2,609,615 for the nine month period ended March 31, 1997, an increase of $1,137,434 (or approximately 77%) from the first nine months of fiscal 1996, with income from operations of $1,173,562 for this period, as compared to $537,424 for the same period last year. After interest income and expenses and provisions for income taxes, the Company experienced net earnings of $1,135,775, as compared to $504,326 for the first nine months of fiscal 1996 (an increase of over 125%), or $0.18 per share as compared to $0.09 per share for the same period last year.

With respect to the three months ended March 31, 1997, gross revenues reached $12,997,729 (up almost 121% from the third quarter of fiscal 1996); gross profit climbed to $1,011,786 (an increase of almost 99% from the third quarter of fiscal 1996); income from operations totaled $479,092 (up almost 175% from the same period in fiscal 1996); and net earnings after interest income and expenses and allowances for income taxes reached $503,721 (an increase of almost 205% from fiscal 1996), or $0.08 per share for the quarter ended March 31, 1997 (as compared to $0.03 for the third quarter of fiscal 1996. Management believes that operating results during the first nine months of fiscal 1997 indicate a leveling off of the increased costs associated with the TAD Program which is expected to rise during the final quarter of fiscal 1997 due to a renewal of the Company's expansion of personnel and office space incurred at the end of the third quarter primarily in connection with the Company's TAD Program.

Although management continues to estimate total gross revenues for fiscal 1997 will approach $40 Million, due to the continued uncertainty of the cost which will be incurred as Actrade Capital, Inc. ("Capital") continues to expand its TAD Program, no estimate of operating results can be made at this time.

The increase in gross revenues during this period continues to be due primarily to the expansion of Actrade's operations through (i) the continued growth of Capital's TAD Program, discussed separately below (see "III. Impact of Trade Acceptance Draft Program and the Operations of Capital"), and (ii) the continued growth within Actrade's existing product lines, in particular with the operations of Actrade S.A. As was the case during fiscal 1996, the increase in revenues during this period resulted from increased product sales rather than from price increases for the Company's products and operating revenues derived from Capital.

During the nine months ended March 31, 1997, the Company's operating income expressed as a percentage of gross revenues decreased slightly to 3.98% from 4.2% at the end of fiscal 1996. However, this ratio remained substantially improved from the 2.95% level at the end of the first nine months of fiscal 1996. The slight decrease from fiscal year-end is due principally from the resumed expansion activities by Capital, the full brunt of which are not expected to be felt until the final quarter of fiscal 1997. Management believes that, apart from the impact of current expenditures by Capital, this ratio will continue to remain stable during the balance of fiscal 1997 and that the results of operations show the success of the Company's expansion program and of its cost cutting measures.

Allstate had, and continues to have, extremely limited operations, a situation expected to continue for the foreseeable future. During the first nine months of fiscal 1997, Allstate's total sales have aggregated only $16,571, which continue to account for only 1/20 of 1% of the Company's total revenues for this period.

II.  Discussion of Financial Condition

On a consolidated basis, at March 31, 1996 the Company had total assets of $11,369,552, compared with $8,088,521 at June 30, 1996, the end of fiscal 1996
(an increase of $3,281,030 or 40.6%), with total liabilities of $2,405,270, compared with $3,198,814 at June 30, 1996 (a decrease of $793,544 or 24.4%). Of the Company's assets at March 31, 1997, $328,934 was in the form of cash and cash equivalent (compared to $1,924,805 at June 30, 1996), $5,395,586 represents accounts receivable, excluding TADs, (compared to $3,361,821 at June 30, 1996) and $6,474,447 in Trade Acceptance Drafts receivable (compared to $2,578,015 at June 30, 1996).

The Company's accounts payable are all current.

It is important to note that, following the successful completion of a private placement of its securities wherein the Company raised over $3 Million (see discussion in the Company's Annual Report on Form 10-K for the year ended June 30, 1996), the Company utilized a portion of the cash proceeds received to reduce its liabilities, which have been reduced by 24.4% from the end of fiscal 1996, and to pay down its bank credit lines and utilize the Company's available cash in connection with Capital's TAD Program. This is evidenced by the reduction of the Company's liability to its bank in connection with cash advanced for the purchase of TADs ($625,924 at March 31, 1997 compared to $1,214,014 at March 31, 1996) and $1,073,857 representing "TADs in safe" (i.e. TADs purchased by Capital which have not been financed with Capital's bank). This also accounts for the decrease in cash on hand at March 31, 1997, a reduction of $1,595,871 from the end of fiscal 1996. Both the substantial increase in accounts receivable, including "Due from banks - TADs" and "TADs in safe," and the decrease in accounts payable, all as discussed above, were, in management's opinion, caused principally by normal variations in Actrade's business, the substantial increase in sales by both Capital and Actrade S.A., and the application of the proceeds from the Company's recent private placement of its securities, and not due to any trend which is expected to have a continuing effect upon operations in the future.

At March 31, 1997 the Company had Retained Earnings of $2,917,777 with total Stockholder's Equity of $8,964,282, compared with $1,782,002 and $4,889,707, respectively, at June 30, 1995. The principal source of funds for the Company's operations are revenues earned by its operating subsidiaries.

At March 31, 1997 the Company had property, less accumulated depreciation, of $176,773, (compared to $103,705 at June 30, 1996) and security deposits of $15,984, compared to $15,034 at the end of fiscal 1996. In connection with the Company's relocation during fiscal 1990, it received an 18 month rent abatement. In conformity with accounting procedures, the value of this abatement is amortized over the life of the lease. Consequently, at March 31, 1997 the Company continued to show $48,414 in deferred rent liability.

Based upon available cash on hand, and expected revenues from operations, management is of the opinion that it will have adequate available funds to meet its capital expenditures for the balance of fiscal 1997. Thereafter, future capital expenditures will be decided based upon operating results and net revenues from operations. The Company's principal expansion activities involve marketing Capital's accounts receivable financing program, which activities involve no significant capital expenditures.

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

As of the date of this Report, all of the Company's total accounts receivable at June 30, 1996, in the amount of $3,361,821 have been collected.

III.  Impact of the Trade Acceptance Draft Program and the Operations of
Capital.

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

During fiscal 1996, Capital generated gross revenues of $7,993,932, almost 116% higher than fiscal 1995, with direct general and administrative expenses of $274,265, a decrease of over 16% from fiscal 1995 (as adjusted to include the 1995 year-end allocation). For the fiscal year ended June 30, 1996, Capital operations reflected a gross profit of $526,386, with net pre-tax income of $106,377, an increase of more than 1,387% from fiscal 1995.

Capital's operating revenues during the first nine months of fiscal 1997 totaled $14,066,755, or approximately 47.8% of the Company's total revenues during this period, as compared to total revenues of $5,770,196, or approximately 33.8% of total revenues, during the first nine months of fiscal 1996. Perhaps most importantly however, Capital's gross revenues during this period were more than 144% higher than the same period last fiscal year.

During this period, Capital also had interest income of $15,957, interest expenses of $34,594, while incurring direct selling, general and administrative expenses of $605,440, administration fees (representing a percentage of indirect overhead costs) of $120,000, which resulted in net operating income before taxes of $89,531, with net income of $81,474 after an allowance for taxes of $8,057. It must be noted that the administration fee allocated during this quarter represents fees accrued during the entire nine month period since the end of fiscal 1996 and are non-recurring allocations.

IV.  Trends Affecting Liquidity, Capital Resources and Operations.

Over the years, management has observed a substantial increase in demand for American made products. In management's opinion, this is due to a renewed confidence in the quality of American products and the relative weakness in recent years of the US dollar as compared to other major foreign currencies. This formed the basis of the Company's operating philosophy since 1989 and, in management's opinion, continues to favor growth over the foreseeable future. Combined with recent changes in world political structures, management believes the demand for American products will continue to increase at least in the foreseeable future.

Economic conditions in the United States over the past decade have caused many American manufacturers to seek new markets for their products and, in particular, to turn to foreign markets to boost domestic sales. Management believes this trend was accelerated by the renewed demand for American products following the Persian Gulf War and the improved buying power of foreign currencies during the past decade, clearly benefited the Company and were major factors in its growth over the past four years. This trend is now being affected by a number of other factors which could adversely affect future growth rates for the Company's present operations.

As the US economy continues to improve and the dollar strengthens significantly with respect to other currencies, which has been the case during the past several months, foreign buying power for American products has decreased while foreign buyers looking for comparable, but less expensive, products from other sources has been on the rise. With the collapse of traditional political and ideological barriers over the past few years, the demand for products from all parts of the world has increased perceptibly with many developing and third world nations now looking for a wide range of consumer products from many different countries. This has been particularly true of countries with "soft" currencies (i.e. currencies not readily exchangeable into established currencies such as British pounds, US dollars, etc.), which at present are unable to pay for their purchases in US dollars or the equivalent.

Management believes that for the foreseeable future the greatest demand for all kinds of foreign products (including those from industrialized nations including the US) will continue to come from these new developing and third world countries. As a result of the elimination of old political and ideological barriers, many other factors now have an effect upon the markets for US products overseas including, among others, lower foreign labor costs and, probably most important, the availability of (or lack of) trade financing. In management's opinion, the real "key" to success in international trading has, at least at present, become the ability to provide trade financing in addition to competitive pricing for products.

To meet this changing market demand, the Company initiated an expansion of the international trading operations of Actrade S.A., which was originally formed to compliment current operations by providing foreign sources for products to meet foreign demand. Due to the financial strength of the Company, Actrade S.A. has been in a position to fill the financing void created by the dramatic increase in worldwide demand, thereby allowing it to capture a larger share of the current market demand.

The effects of this trend are evident in the Company's operating results during the current period. Sales of US products overseas (represented by the activities of Actrade International Corp.) decreased to $4,936,755 from $5,786,213 during the same period in fiscal 1996, while sales by Actrade S.A. rose dramatically from $5,507,530 during the first nine months of fiscal 1996 to $10,436,453 during the current period. Apart from proving management's assumption that as sales of US products decrease, sales of foreign products will increase, these results also point out another important factor, to wit, that worldwide demand for all types of products is increasing. However, management can not predict whether the extraordinary rise in sales revenues experienced by Actrade S.A. will continue. At present, while product demand is high and the availability of trade financing is low, Actrade S.A. enjoys a favorable position in the market. As these factors stabilize and as trade financing becomes more readily available, it is likely that this advantage will decrease.

Although it is impossible to predict the extent to which this trend may affect the competitiveness of American products overseas over the coming months or years, it is likely that any significant decline in buying power of foreign currencies will have an adverse impact upon Actrade's present sales of US products overseas. Although no assurances can be given, management believes that by utilizing its foreign network both to promote new sales of American products and as a source of comparable, less expensive foreign made products, the
Company, particularly through its Actrade S.A. division, will gain the flexibility needed to meet changing product demands over the coming years.

A review of the Company's Statement of Operations shows that the cost of goods sold, as a percentage of total sales, has increased from approximately 83% in fiscal 1990 to approximately 91.1% for the first nine months of fiscal 1997.
This increase has been the result of three principal factors. First, as recessionary factors influenced economic conditions both in the United States and other major industrial nations worldwide, there was a significant increase in competition for a shrinking market. This resulted in the need to reduce profit margins in order to remain competitive in the world markets. Second, as discussed above, as the Company's operations have expanded the nature and mix of the products sold by the Company it has also changed from smaller, less expensive products to larger or more expensive products, such as the commercial and industrial air conditioning and refrigeration equipment which made up a significant proportion of the Company's total sales since fiscal 1992. With such higher priced products, the profit margins are typically less. Finally, the sales by Actrade S.A. have typically consisted of larger orders primarily for computer systems and related equipment from foreign sources, which typically are based upon lower profit margins. In combination, these factors resulted in a higher percentage cost of sales for the Company, particularly as sales by Actrade S.A. continue to account for a greater percentage of the Company's overall revenues from its international trading operations.

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



Dated: April  29, 1997


ACTRADE INTERNATIONAL, LTD.



BY:__/s/Amos Aharoni_________
   Amos Aharoni,
  Chief Executive Officer