Form 10-K
period 1997-06-30
ACTRADE INTERNATIONAL LTD
filed 1997-08-15
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-K

(Mark One) /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           AND EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended June 30, 1997

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

         Securities registered pursuant to Section 12 (g) of the Act: Common - 7,470,681 Shares Outstanding as of the date of this Report (Title Of Class)

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

State the issuer's revenues for its most recent fiscal year.  $43,499,312

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of August 6, 1997, the value of such stock was: $86,029,576.









                                      FORM 10-K

                             ACTRADE INTERNATIONAL LTD.
                                    JUNE 30, 1997

PART I

ITEM 1.  BUSINESS

General.
     Actrade International, Ltd. ("Actrade" or the "Company") was incorporated under the name "Acquisition Capability, Inc." in the state of Delaware on April 3, 1987. In 1989, the Company acquired Actrade International Corp. ("International") and Allstate Travel Corp. ("Allstate"), both New York corporations, making both companies wholly owned subsidiaries. See, "BUSINESS OPERATIONS - Actrade International Corp. and Allstate Travel Corp." below. In 1991, the Company acquired an inactive foreign corporation, Actrade S.A., as a wholly owned subsidiary, to participate in foreign transactions which do not involve American products. See, "BUSINESS OPERATIONS - Actrade S.A." below. In fiscal 1993, the Company established Actrade Capital Inc. ("Capital") for the purpose of offering to domestic companies innovative financial services.


                           BUSINESS OPERATIONS

Actrade Capital Inc.:

     During fiscal 1993, Capital was formed to engage in the development and commercialization of new trade-financing services for the domestic US market. In mid-1993, Capital completed development of a new system to manage and finance the accounts receivable of American companies through the use of Trade Acceptance Drafts (the "TAD Program"). The TAD Program is designed to improve the management of accounts receivable, improve cash flow and increase sales. It allows Sellers to offer credit terms to their commercial customers through the use of pre-authorized debit drafts ("TADs") that Capital purchases and, on their due date, processes for payment.

Definition.

Essentially, a "TAD" is a draft which is prepared by the seller of goods or services ("Sellers") and accepted by the buyer of the goods or services ("Buyers") by the Buyer signing and delivery of draft back to the Seller. This acceptance of the draft confirms establishes that: (i) the goods or services have been delivered by the Seller; (ii) the goods or services were checked and accepted by the Buyer; (iii) it establishes a specific payment date and (iv) the draft itself constitutes the payment instrument for the transaction according to its terms. In addition, the TAD is negotiable so that the Seller may endorse it and transfer it to another party. At its most basic level, a TAD can be viewed as a negotiable promissory note which at its due date is collected like an ordinary check.

Three major steps are involved in the TAD Program:

Generating the TAD: By agreement between the Seller and Buyer, a Buyer "pays" the Seller by signing and delivering a TAD or series of TADs, as they may agree.

Purchasing the TAD: Periodically, a Seller will endorse and offer its TADs for sale to Capital who then evaluates the TADs and decides which TADs it will purchase and upon what terms; these terms must then be accepted by the Seller.

Collecting the TADs: On the due date, either Capital or the bank to which they have been sold collects the TADs directly from the Buyers bank account without any further involvement of either the Seller or Buyer.

BENEFITS OF THE TAD PROGRAM.

There are three major benefits of the TAD Program. First, it serves as a means for a Seller to finance his accounts receivable by substituting TADs for the open receivable. In most cases, Sellers can obtain 75% of the face value of the TADs sold to Capital within 48 hours (with the balance payable upon collection of the TAD, less Capital's fees), thereby providing them critically needed cash flow. Second, the use of TADs allows the Seller to give credit terms to his Buyers which in most cases gives him a clear advantage over his competition and serves as a sales tool. Finally, the TADs provide a collection mechanism by allowing the TAD to be charged directly against the Buyer's checking account on the due date.

- Safety.

The TAD Program is designed with many safeguards to minimize the risk of non-payment. In management's opinion, although no assurance can be given, the following features of the TAD Program will reduce the risk of non-collection:

1. Diversification. By accepting TADs issued by a large number of customers, the risk of loss is reduced. Each Seller typically deals with TAD's from many unrelated companies. Therefore, the extent of Capital's exposure from nonpayment by any company is limited.

2. Reserve Against Non-Payment. When Capital advances a portion of the purchase price before the due date of the TAD, it will withhold a "reserve" from the total aggregate amount of TADs purchased from each Seller to protect against the non-payment of any TAD. The collection of every TAD purchased is cross-collateralized by the full proceeds of all TADs collected for each Seller.

3. Guarantees and Insurance. Most TADs are unconditionally guaranteed by the participant and, where appropriate, by the participant's individual principals. Further, in many cases, Capital is able to secure collection of TADs it will purchase through a business credit insurance policy it has secured through American Credit Indemnity Company which became effective May 1, 1996. This policy covers losses up to

$3 Million.

Finally, when TADs are tendered for sale by a Seller, Capital reviews the total relationship with the Seller and its customers, including past payment record for TADs previously purchased, etc., before deciding whether or not to purchase the TADs being presented.

Since the introduction of the TAD Program on a test basis in fiscal 1993, Capital's growth has exceeded management's expectation. Gross revenues from the TAD Program have increased from a modest $247,809 in fiscal 1993, to $927,757 during fiscal 1994 (the first full year of operations for the TAD Program); $3,703,493 in fiscal 1995; $7,993,932 in fiscal 1996 and $21,668,573 during fiscal 1997. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below for an analysis of Capital's operations.

As of the date of this Report, management is not aware of any other financial service program offered in the United States which utilizes trade acceptance drafts. The Company has filed for patent protection on the processes involved in the TAD Program, which application is currently pending under Number 08/506,539. No assurances can be given that the Company may be able to secure patent protection for this innovative program.

- Expansion of US Target Market:

Management has discovered that the TAD Program is being utilized by some large companies to manage certain "special situations" which do not fall within their conventional credit terms. This has opened an entirely new market for the TAD Program in the United States and management intends to more fully develop this market segment during fiscal 1998. Capital plans to develop a new marketing and promotional approach specifically designed to reach these large companies by educating them as the various ways that using TADs can increase sales, lower their current collection costs and reduce delinquent customer accounts.

From its experience with several national and multi-national companies, it has become apparent that the common problem of aging receiveables plague even the largest of companies in much the way as they do small companies. In addition, these companies also consider the cost, both in dollars and personnel time, of pursuing collection of past due accounts a serious problem. The TAD Program can be utilized to address both of these concerns. First, it provides a means of eliminating, or substantially decreasing the problem of aging receiveables with respect to the accounts which utilize TADs as payment instruments. This fosters more effective cash flow management and substantially decreases the amount of aging receiveables on a company's books. Second, it eliminates the need to divert in house personnel to pursue slow paying customers. By allowing the seller to structure payments by its customers up to a six month period the TAD Program allows for a more manageable payment schedule which, in many cases, results in the avoidance of late or defaulted payments.

One factor which management believes makes the TAD Program appealing to large companies is the fact that it can be utilized in conjunction with other forms of financing and only for those accounts which have been slow paying, but dependable, customers.

-  Expansion Into International Markets.

Management has developed a new marketing program to expand the applicability of the TAD Program to import/export activities and, ultimately, to the international market. This expansion program has been designed in three phases in order to allow management to evaluate, and if necessary to modify, its expansion plans in an orderly and logical manner.

The first phase consists of marketing the TAD Program to foreign sellers of products to the American market. By adapting the TAD Program to this business segment, an American importer of foreign products can, with the cooperation of their foreign suppliers, have access to trade financing not typically available in the import market today. Management believes that this is the logical first step in extending the TAD Program internationally. This application of the TAD Program will serve to both help American importers by providing them with an available financing tool and will serve to expand access to the US market for foreign companies which would otherwise be reluctant to extend credit terms to American buyers.

This phase was implemented by Capital during the third quarter of fiscal 1997 and, although it is still too early to make any firm conclusions, the TAD Program has been well received by both foreign sellers and American buyers. Based upon the results to date, management believes this market segment will continue to grow in the same manner as Capital's other developing markets.

Perhaps most importantly, operating results to date have clearly shown that the risks inherent in this first phase of Capital's expansion program are no greater than for its existing operations in the US domestic market. This is true since the TADs which Capital will purchase will be issued by US companies and be payable by US banks.

The second phase of Capital's expansion program involves the introduction of the TAD Program to the export market. This will allow American companies to offer trade financing terms to their foreign buyers which, in management's opinion, will significantly enhance the US suppliers' position in the export market.

However, in the export market the primary difference from Capital's perspective will be that the TADs which Capital will purchase will be issued by foreign companies and be drawn on foreign banks. To mitigate the potential risk involved, Capital has developed a policy that will, in most cases, require transactions financed by the use of TADs to be (i) insurable in a manner similar to that currently used by Capital in the US; and (ii) be subject to the laws of a jurisdiction which recognizes the concept of a holder in due course. Further, where possible, Capital will seek to have the TADs denominated in US dollars.

To further protect against the risk of loss, Capital intends to have the parties to the transaction contractually waive their right to claim any commercial dispute in an action by Capital to collect the TADs it will purchase. Additionally, if the foregoing safeguards proved insufficient to fully protect Capital against a loss, in most cases, Capital would have recourse to the US exporter.

At present, management can make no estimate of when the second phase of Capital's expansion program will be instituted although, if the results from phase one continue to be positive, phase two may be implemented, at least on a test basis, during the second half of fiscal 1998.

The third phase of Capital's expansion program is intended to develop the TAD Program on a truly international level making it available to companies in any country without any tie to the United States. Although this phase is still in its early developmental stage, the Company is proceeding to develop the necessary framework for commercial operations. To this end, management has already begun the process of establishing a new foreign subsidiary specifically to handle international TAD transactions. Additionally, preliminary discussions have already begun with several major foreign banks concerning international banking procedures and practices in order to establish working guidelines for this new operation. In fact, a few international transactions utilizing TADs have been undertaken by the Company in order to evaluate the procedures now being established and to determine the acceptance of the TAD Program concept by foreign companies. Additionally, management is currently evaluating the bank collection systems in various foreign countries in order to establish an initial venue for a "test" TAD Program. Although management cannot estimate when this phase of its expansion program will achieve commercial scale operations, it is confident that substantial progress will be made in finalizing an international TAD Program during fiscal 1998.

Actrade International Corp. - General:

International is engaged in international trade and finance having, since July 1988, concentrated in the direct export of American products primarily to the Middle East, South America, Europe (including Eastern Europe) and the Pacific Rim.

International provides US companies foreign markets for their products through its own network of buyers, wholesalers and distributors, coupled with an ability to arrange required export services (including air or sea shipping, inland freight arrangements, preparation of shipping documents, export licenses, establishment of letters of credit, etc.) which offers a less expensive alternative to "in-house" export operations.

As of the end of fiscal 1997, International's principal product groups included:

Industrial and Commercial Air Conditioning Equipment including package systems, stand alone units and spare parts; and

Commercial and Industrial Machinery, Ancillary Equipment and Spare Parts, including restaurant, commercial bakery and hotel equipment, commercial refrigerators and freezers, display cases, ice cream freezers, laundry and dry cleaning pressing equipment and automotive spare parts.

International also offers a wide range of additional consumer and commercial products and, on request, will search out special order products for foreign buyers. Management's goal has always been to offer a diverse range of American products in order to provide overseas distributors with a single source for all their customers' needs. Based upon its experience to date, management does not anticipate any material seasonal variations in the sales of any of its principal product lines.

During fiscal 1997, ended June 30, 1997, out of Actrade's three principal product groups, the Air Conditioning and Refrigeration Division accounted for gross sales revenues of approximately $6,446,491, or approximately 14% of the Company's total sales. During fiscal 1996, Air Conditioning and Refrigeration sales totaled approximately $6,915,915, or 29% of total sales (as compared to approximately $5,280,000, or 32.2% of total sales, during fiscal 1995). Although this Division continues to represent a very significant component of the Company's total revenues, the percentage of total revenues represented by it dropped significantly during fiscal 1997 due to the increase in revenues by Actrade S.A. (see discussion below) and the substantial expansion of commercial operations by Capital.

During the past fiscal year, no other single product line or related group accounted for more than 10% of the Company's total sales revenues.

- Operations:

International maintains no inventory of products. Rather, it purchases products for its own account only when it has confirmed orders from overseas buyers. In this fashion, International (i) acts as a principal in the sale; (ii) does not require warehouse or storage space for inventories; (iii) does not tie up available capital in inventory; and (iv) assures US manufacturers acceptable payment terms in the US thereby eliminating the problems of collecting foreign receivables. Through International, American companies can effectively trade with overseas buyers without the risks and delays associated with the international market.

All of International's activities are transacted in US dollars to avoid the risk of loss due to currency fluctuations and exchange rates. Further, as a re-seller of products to foreign buyers, applicable foreign tariffs, taxes and local
import   charges  are  the   responsibility   of  the  foreign   buyer  and  not
International.

For numerous reasons, many American manufacturers are reluctant to offer credit terms to foreign buyers. By acting as a direct re-seller of products, utilizing its own credit facilities, International is in a position to offer generally unavailable credit terms to foreign buyers. Due to its current cash position, International continues to offer extended credit to its largest, most credit-worthy customers.

During fiscal 1997 and 1996 no single customer represented 10% or more of the Company's total sales. During fiscal 1995, two customer represented approximately 27% of the Company's total sales. These customers were Efatar Engineering Co., Ltd., an engineering company located in Hong Kong; and Karioka, Ltd., a distribution company located in Israel. None of these customers are affiliated with the Company nor any of its affiliates. Management does not believe that the loss of any of these customers would have a materially adverse affect upon the operations or revenues of International. See "MANAGE MENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Actrade S.A.

     Unlike International, Actrade S.A. engages in all phases of international trade except for the sale of American products. With gross revenues growing from $908,000 in fiscal 1991 to $14,743,695 in fiscal

1997, Actrade S. A. accounted for approximately 33% of the Company's total gross revenues for fiscal 1997 and represented the second largest component of the Company's overall operations (second only to the operations of Capital).

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

Recently however, as the US economy continues to improve and the dollar strengthens significantly with respect to other currencies, foreign buying power for American products has decreased while foreign buyers looking for comparable, but less expensive, products from foreign sources has been on the rise. This increased demand has benefited the operations of Actrade S.A.

Management believes that for the foreseeable future the greatest demand for all kinds of foreign products (including those from industrialized nations including the US) will continue to come from these new developing and third world countries. As a result of the elimination of old political and ideological barriers, many other factors now have an effect upon the markets for US products overseas including, among others, lower foreign labor costs and, probably most important, the availability of (or lack of) trade financing. In management's opinion, the real "key" to success in international trading, at least at present, has become the ability to provide trade financing in addition to competitive pricing for products.

To meet this changing market demand, the Company initiated an expansion of the international trading operations of Actrade S.A., which was originally formed to compliment current operations by providing foreign sources for products to meet foreign demand. Due to the financial strength of the Company, Actrade S.A. has been in a position to fill the financing void created by the dramatic increase in worldwide demand, thereby allowing it to capture a larger share of the current market demand. However, management can not predict whether the extraordinary rise in sales revenues experienced by Actrade S.A. during fiscal 1997 will continue. At present, while product demand is high and the availability of trade financing is low, Actrade S.A. enjoys a favorable position in the market. As these factors stabilize and as trade financing becomes more readily available, it is likely that this advantage will decrease.

Allstate's Operations

Allstate has operated as a travel agency since 1987, and is duly licensed as a ticketing agent with IATA (International Airlines Travel Agents Network). For several years, the Company has concentrated its efforts in the international trade markets of International and Actrade S.A. and in development of Capital's TAD Program. Consequently, management has decided to terminate Allstate's operations which are expected to be completely phased out during fiscal 1998. During fiscal 1997, Allstate's total revenues consisted of $21,425, less than 1/100 of 1% of the Company's total revenues during fiscal 1997. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS" for a complete discussion of the Company's revenues and financial condition.

Competition.

Despite its consistent growth in the past, International faces strong competition from many other companies (many of which are larger and have greater financial resources) in three primary areas. First, International competes with export management companies for representation of US manufacturers. Secondly, International competes with local (overseas) manufacturers of products similar to those offered by it. Virtually all products offered by International have competitive products manufactured by foreign companies overseas. Consequently, International must depend upon the quality of the US products it represents and the competitive pricing it can offer in order to effectively compete with local manufacturers. Finally, International competes with US manufacturers engaged in the direct export of their products. All of these factors will impact upon International's export operations, revenues, profits and its ability to grow.

With respect to Capital's TAD Program, the Company faces strong competition from many established financial institutions, including banks, insurance companies and receivables financing (factoring) companies. Most of these companies are larger and have greater financial resources. Further, Capital's TAD Program is based upon the use of Trade Acceptance Drafts which, although a long-established instrument in international trade, has been virtually unknown within the US domestic market. Consequently, management faces the additional burden of educating its target market as to the use of this financial instrument and gaining adequate market acceptance of this concept to attract a sufficient number of participating companies in order to make this Program commercially viable. These factors will also impact upon Capital's operations as it initiates its expansion program and moves into the international marketplace. In addition, it is likely that at some point in its expansion program Capital will need to adapt its TAD Program to operate with TADs denominated in various foreign currencies. At that point, Capital will face the risk of loss from currency fluctuations and will bear the additional costs associated with operating in foreign countries. As of the date of this Report, management is not aware of any other financial service program which utilizes trade acceptance drafts in a manner similar to Capital.

ITEM 2.  PROPERTIES.

The Company's principal corporate offices are located at 7 Penn Plaza, Suite 422, New York, NY 10001, where it occupies approximately 5,000 square feet of office space. This lease expires February 28, 2000, and provides for monthly rentals of $4,400, commencing June 1, 1991 with annual increases of 4.5%. During fiscal 1997, the Company secured an additional 3,477 square feet of office space within 7 Penn Plaza, although not contiguous to its original offices. This space houses both executive and operating offices for the Company and its subsidiaries.

As of December 1, 1991, the Company opened a regional sales office, pursuant to an original three-year lease, which has since been renewed upon similar terms and conditions, with an unaffiliated third party, at 6700 North Andrews Avenue, Suite 101, Ft. Lauderdale, Florida, where it occupies approximately 979 square feet of office space. This office is managed by Mr. Leon Schorr, Vice President.

As of April 25, 1997, the Company opened a second Salt Lake City Regional Sales Office at 5258 South Pinemont Drive, suite B140, Murray, UT 84123 where it occupies approximately 800 square feet of space.

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

Until June 30, 1997, Actrade S.A. also maintained a sales office within the offices of Resource International Marketing Ltd. at No. 7, 12/F, Elite Industrial Centre, 883 Cheung Sha Wan Road, Kowloon, Hong Kong, which served as a special consultant to the Company with respect to Actrade's marketing activities in the Pacific Rim. This office was provided without additional charge to Actrade S.A. as part of the services provided by Resource International Marketing Ltd. The office was closed as of July 1, 1997.

The Company believes that it's present facilities will be adequate for its purposes for the foreseeable future and does not anticipate the need for additional office or operating facilities. However, as part of Capital's expansion program, management plans to open additional regional sales and marketing offices in connection with its TAD Program.

ITEM 3.  LEGAL PROCEEDINGS.

The Company has no legal proceedings which are unusual in nature or not in the normal course of its business or material in amount. The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against it. The Company knows of no legal action pending or threatened or judgments entered against any officers or directors of the Company in their capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual meeting of the Shareholders of the Company was held on November 18, 1996 at which meeting the Shareholders voted upon the following matters:

         Election of the current Board of Directors; and

         Approval of Zeller  Weiss & Kahn as the  Company's  Independent  Public
              Accountants for the 1995, 1996 and 1997 fiscal years.

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The principal market on which the Company's securities are traded is the over-the-counter market. Since November, 1996 the Company's securities have been trading on the NASDAQ National Market System under the symbol "ACRT." The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock which were listed for the Company's Common Stock as reported by NASDAQ in the Monthly Statistical Reports.

             PERIOD                            HIGH         LOW
 ---------------------------------------------------------------
         Quarter ended September 30, 1994     $2.00      $1.625
         Quarter ended December 31, 1994      $2.25      $1.875
         Quarter ended March  31, 1995        $2.00      $1.625
         Quarter ended June  30, 1995         $1.75      $1.25
         Quarter ended September 30, 1995     $1.9375    $1.50
         Quarter ended December 31, 1995      $2.00      $1.5625
         Quarter ended March 31, 1996         $3.1875    $1.75
         Quarter ended June 30, 1996          $5.75      $3.8175
         Quarter ended September 30, 1996     $6.375     $2.75
         Quarter ended December 31, 1996      $8.25      $5.25
         Quarter ended March 31, 1997         $17.625    $7.50
         Quarter ended June 30, 1997          $15.50    $10.75

On August 6, 1997 the reported closing bid price for the Company's Common Stock was $16.875 per Share; there were 342 record holders of the Company's Shares; and there were eighteen (18) market makers for the Company's securities.

The Company has not paid any cash dividends and there are presently no plans to pay any such dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including earning, financial condition, capital requirements and other factors. There are no contractual restrictions on the Company's present or future ability to pay dividends. Further, there are no restrictions on any of the Company's subsidiaries which would, in the future, adversely affect the Company's ability to pay dividends to its shareholders.

ITEM 6. SELECTED FINANCIAL DATA:

Summary Balance Sheet Data:                          _______________________________Year Ended June 30___________
                                                                                    ------------------


                                                   1997               1996               1995            1994           1993
                                                   ----               ----               ----            ----           ----
Total Assets                                  $19,364,462         $8,088,521         $5,987,746      $3,663,777      $2,608,566

Total Current Assets                           19,108,415          7,969,782          5,894,571       3,538,629       2,473,372

Total Current Liabilities                       3,127,180          3,198,814          2,856,926       1,353,122         715,068

Stockholders Equity                            16,192,117          4,889,707          3,066,918       2,091,667       1,510,911

Retained Earning                                3,703,231          1,782,002          1,024,628         616,835         362,585


Summary Earnings Data:               _______________Year Ended June 30___________________
                                                   1997              1996               1995            1994           1993
                                                   ----              ----               ----            ----           ----
Total Revenues                                $43,499,312        $23,837,985        $16,415,804     $12,125,468      $9,413,623

Cost of Sales                                  39,460,841         21,870,891         14,896,903      10,869,674       8,336,780

Selling, General & Administrative
Expenses                                        2,075,418          1,194,445          1,136,243       1,004,752         869,513

Interest Expense                                   44,729            150,113             56,991          25,520          39,638

Interest Income                                    28,684             97,858             78,738          33,981          39,559

Income Before Taxes and
Extraordinary Item                              2,012,732            778,676            404,405         259,503         207,251

Loss on Sale of Fixed Assets                            -                  -                  - -                         2,662

Income Tax (Benefit)                              109,151             21,302            (3,388)           5,253          (9,235)

Net Income                                      1,903,581            757,374            407,793         254,250          213,824

Earnings per Share                                   0.28               0.14               0.08            0.06             0.05
-------------------------------------------------------
  The Company's fiscal year ends June 30 of each year.





  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  I.  Results of Operations

  During fiscal 1997, ended June 30, 1997, the Company had combined gross revenues from operations of $43,499,312, as compared to $23,837,985 for fiscal 1996; $16,415,804 for fiscal 1995 and $12,125,468 for fiscal 1994. Total cost of revenues during fiscal 1996 were $39,460,841, as compared to $21,870,891 for fiscal 1996; $14,896,903 in fiscal 1995 and $10,869,674 in fiscal 1994. As a result, the Company realized gross profit from operations of $4,038,471 during fiscal 1997, as compared to $1,967,094 in fiscal 1996; $1,518,901 in fiscal 1995 and $1,225,794 in fiscal 1994.

  The increase in gross revenues during fiscal 1997, approximately 82% above fiscal 1996, was primarily due to the expansion of the Company's operations through (i) the increased sales by its subsidiary Actrade S.A. and (ii) significantly increased revenues by Actrade Capital Inc. ("Capital") through its TAD Program, discussed separately below (see "II. Revenues Segment Information - Actrade Capital, Inc. And The Trade Acceptance Draft Program"). The increase in revenues in fiscal 1997 was the result of increased product sales by Actrade S.A., rather than from price increases for the Company's products, and substantially increased operating revenues derived from Capital.

  After selling, general and administrative expenses, depreciation, interest income and expenses, and provision for taxes, including an extraordinary benefit from utilization of net operating loss carry forward, the Company realized a net operating profit of $1,903,581, or $0.28 per share, as compared to $757,374, or $0.14 per share, for fiscal 1996 and $407,793, or $0.08 per share, in fiscal 1995. This represented an increase in net operating profits for fiscal 1997 of approximately 154% above fiscal 1996.

  During fiscal 1997, selling, general and administrative expenses showed a significant increase to $2,075,418, as compared to $1,194,445 for fiscal 1996, an increase of approximately 73%. However, when expressed as a percentage of overall revenues, selling, general and administrative expenses represented approximately 4.7% of total revenues for fiscal 1997 (compared to 5.0% in fiscal 1996 and 6.9% in fiscal 1995). Additionally, approximately $993,197 of this amount was due directly to Capital's expanded operations during fiscal 1997. Management projects the costs related to Capital's operations will continue to escalate in fiscal 1998, particularly as it accelerates its marketing efforts for the TAD Program (see "II. Revenues Segment Information -Actrade Capital, Inc. And The Trade Acceptance Draft Program").

  Historically, the Company's net operating income expressed as a percentage of gross revenues increased from 1.21% during fiscal 1992 to a previous high of 2.41% at the end of the third quarter of fiscal 1993 (prior to the impact of the costs associated with Capital's operations). As had been expected, following the introduction of Capital's TAD Program, this ratio fell to its all time low of 2.1% at the end of fiscal 1994; but began to recover significantly in fiscal 1995 when it rose to 2.48% at the end of fiscal 1995 and 3.1% at the end of fiscal 1996. During fiscal 1997, due principally to significantly increased revenues from Capital's TAD Program and Actrade S.A., this ratio continued its upward trend and, at the end of fiscal 1997, reached an all time high of 4.4%. Management believes that this ratio may level off during fiscal 1998, due to the anticipated balance between the cost of its accelerated marketing program and the expected increased revenues from Capital's operations.

  During fiscal 1989, Management decided to defer expansion of Allstate's operations due primarily to the concentration of its personnel and resources in the import/export business of Actrade. In light of management's continued emphasis on the expansion of Actrade's export operations and the ongoing expansion of Capital's TAD Program, management has elected to terminate Allstate's operations and to phase out this aspect of its operations during fiscal 1998. During fiscal 1997, Allstate's total sales aggregated only $21,425 which represented only a very slight increase in gross revenues from fiscal 1996, and accounted for less than 1/10 of 1% of the Company's total revenues.

  As of June 30, 1997, of the Company's total trade accounts receivable in the amount of $4,095,630, approximately 45% have been collected as of the date of this Report and, of the balance, approximately $1,800,000 are secured by commercial documentary drafts; and approximately $200,000 are open account. This does not include $6,477,424 in Trade Acceptance Drafts receivable which, for the most part, have been sold to an independent financial institution and which are insured - see Financial Statements, Note 12.

  II. Revenue Segment Information.

  Until fiscal 1993, the Company's revenues were comprised solely of export sales by Actrade and revenues earned by Allstate's travel agency business. During fiscal 1993 the Company, through Capital, realized the first revenues from its newly introduced TAD Program. Since its introduction, Capital's revenues have continued to increase to the point where it now constitutes the single largest revenue segment for the Company. See discussion immediately below.

Actrade Capital Inc. And The Trade Acceptance Draft Program.

  Following a complete revision of the operating plan for Capital in late fiscal 1993, management developed new trade financing programs intended to be marketed to domestic companies in the United States. Although a departure from the Company's core business of international trade, management be lieved that a strong demand for new, innovative trade financing methods exists among small to medium sized American companies. In late fiscal 1993, Capital offered its first financial program to assist companies in the management and collection of small open accounts receivable - The TAD Program.

  During fiscal 1994, the first full year of operations for this Program, although still in its development stage, Capital generated gross revenues of $927,757, as compared to $247,809 during fiscal 1993. During fiscal 1994 the Company incurred general and administrative expenses directly attributable to Capital's operations of $180,469 resulting in a loss from Capital's operations, before interest income and expenses, of $76,649. After interest income of $28,956, interest expense of $1,918 and provision for taxes of $779, the net loss from operations for Capital during fiscal 1994 was $50,390. Although showing a modest loss, Capital's operating results for fiscal 1994 exceeded management's expectations.

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

  During fiscal 1996, Capital generated gross revenues of $7,993,932, over 116% higher than fiscal 1995, with direct general and administrative expenses of $274,265, a decrease of over 16% from fiscal 1995 (as adjusted to include the 1995 year-end allocation). For fiscal 1996, Capital operations reflected a gross profit of $526,386, with net pre-tax income of $106,377, an increase of more than 1,387% from fiscal 1995.

  During fiscal 1997, ended June 30, 1997, Capital generated gross revenues of $21,668,573, over 171% higher that fiscal 1996, with direct general and administrative expenses of $993,197, an increase of 262% over fiscal 1996. The dramatic increase in both gross revenues and general and administrative expenses during fiscal 1997 were the direct result of management's aggressive expansion of its marketing efforts for its TAD Program during fiscal 1997, which included the opening of two Regional Sales and Marketing offices. For fiscal 1997, Capital's operations reflected a gross of 1,366,322 (up more than 159% from fiscal 1996), with net pre-tax income of $224,669 (up more than 111% over fiscal 1996).

 Actrade International Corp. And Actrade S.A., Ltd.: The International Trade Division.

  During fiscal 1997, the Company's four principal overseas markets continued to be (i) the Middle East, (ii) South America (iii) Europe (including Eastern Europe) and (iv) the Pacific Rim. During fiscal 1997, the Company showed increased revenues in all four of these primary markets. The most significant increase occurred in the European area where sales increased almost 70% from fiscal 1996 due principally to an increase in demand for computers in Eastern Europe and the continued increased sales of Bard air-conditioning units for the tele-communications industry in Europe. The Company also posted increases of 33% in its South American market, over 22% in its Middle East market and 20% in the Far East. The most significant increase in any single market occurred in the United States, due to the substantial increase in revenues earned by Capital, where total US sales increased by approximately 169% over fiscal 1996. The following table illustrates the Company's gross revenues by market segment during the past four fiscal years:

  Market Segment             Amount of Revenues for Fiscal Year
  by Area              1997         1996          1995         1994
  --------------    ---------    -----------   -----------  -----------
  Middle East      $5,321,000    $4,350,000    $3,643,911    $3,683,269
  South America    $4,568,326    $3,424,000    $2,926,184    $1,529,580
  Europe           $9,005,109    $5,300,000    $2,652,436    $3,365,000
  Far East         $2,100,000    $1,750,000    $2,387,653    $1,490,000
  United States   $21,791,000    $8,112,000    $3,975,464    $1,232,485
  All Others       $  713,877   $   920,985    $  830,156    $  825,134


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

  During fiscal 1997, ended June 30, 1997, sales by Actrade S.A. totaled $14,743,695, or 33.9% of the Company's total gross revenues, as compared to $7,689,000, or 32.3% of the Company's total gross revenues for fiscal 1996 and $6,747,479, or 41.1% for fiscal 1995. The increase in gross revenues for Actrade S.A. resulted primarily from the sale of computer systems and related equipment, which repre sents the culmination of a long-term effort to open the developing markets of Eastern Europe and the former Soviet Union. By opening these markets over the past few years, Actrade S.A. has also solidified it's efforts to develop reliable sources for computer systems and hardware.

  However, because of the continued volatile economic and political changes in the world, and particularly in Eastern Europe where Actrade S.A. made a significant portion of its sales during fiscal 1997, it continues to be impossible to accurately project revenues for Actrade S.A. during fiscal 1998. However, although no assurances can be given, in management's opinion, revenues are expected to continue at approximately the levels experienced during fiscal 1997 and the operations of Actrade S.A. will continue to be an important aspect of the Company's overall operations for the foreseeable future.

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

  Another factor which management believes will favor the continued growth of Actrade S.A. has been the improved economic environment in the United States. With the end of the economic recession, and as domestic sales of products increase, management believes that many American manufacturers will de-emphasize the export of their products and will no longer be willing to make the price concessions necessary to be competitive in the international marketplace. This situation will favor the growth of Actrade S.A. which deals only with foreign made products which are typically less expensive than their American equivalent, and trade financing among these developing countries.

  III.  Discussion of Financial Condition

  On a consolidated basis, as of June 30, 1997 the Company had total assets of $19,364,462 (compared with $8,088,521 at June 30, 1996 and $6,124,564 at June
  30, 1995) with total current liabilities of $3,127,180 (compared with $3,198,814 and $2,856,926 respectively for June 30, 1996 and 1995). Of the
  Company's assets at June 30, 1997, cash accounted for $7,352,465, $4,095,630 represents trade accounts receivable, and $7,651,310 represented TADs receivable (including $6,477,424 of TADs which have been sold to a bank). The increase in the Company's assets at June 30, 1996 was principally due to the increase in cash on hand (resulting in significant part from the Company's recently completed private placement of its common stock), an increase in trade acceptance drafts receivable-bank and trade accounts receivable.

  The increase of approximately $308,000 in trade accounts receivable at June 30, 1997 was principally due to sales made by Actrade and Actrade S.A. during the last quarter of fiscal 1997 which were shipped prior to the end of the fiscal year with payment to be made after year-end. As previously indicated (see "I. Result of Operations" above), of the Company's receivables at June 30, 1997, approximately 45% have been collected as of the date of this Report. Despite the increase in trade accounts receivable, management believes that this was caused principally by the increased volume of business by both Actrade and Actrade S.A. and the normal variations in Company's business and not due to any trend which is expected to have a continuing effect upon operations in the future.

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

  At June 30, 1997, the Company's total stockholders' equity increased to $16,192,117, as compared to $4,889,707 at June 30, 1996 and $3,066,918 at June
  30, 1995. The principal source of funds for the Company's operations are revenues earned by its operating subsidiaries. On May 30, 1997, the Company commenced a private placement of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933. As of June 30, 1997, the end of the fiscal year, the Company had received gross proceeds from this private placement of $6,850,000, virtually all of which has been designated by the Company for the continued expansion of Capital's TAD Program. The Company terminated this private placement effective the close of business on June 30, 1997 and currently has no additional financing plans for the balance of fiscal 1998.

  During the fiscal year ending June 30, 1998, the Company projects no significant additional capital expenditures in connection with any of the Company's operations except in connection with the continued expansion of the operations of Capital. Although no definitive plans currently exist, management plans to establish a number of additional Regional Sales and Marketing Offices in connection with the marketing o Capital's TAD Program. However, no estimate can be made at this time of the cost of such expansion since no new sites have yet been identified.

  At June 30, 1997 the Company also had property, less accumulated depreciation, of $238,305, (compared to $103,705 at June 30, 1996 and $93,174 at June 30,
  1995) and security deposits and loans to employees of $17,742 and $9,010 respectively. In connection with the Company's relocation during fiscal 1990, it received an 18 month rent abatement from its landlord. To conform with applicable accounting procedures, the value of this abatement is being amortized over the life of the lease. At June 30, 1997 the Company continued to show $45,165 in deferred rent liability.

  Based upon available cash on hand and expected revenues from operations, management is of the opinion that it will have adequate available funds to meet its anticipated capital expenditures and cash needs for fiscal 1998. Thereafter, future capital expenditures will be decided based upon operating results and available revenues from operations. Apart from expenses associated with the implementation of Capital's operations which cannot be estimated at this time, management projects no significant additional capital expenditures in connection with its operations during the next twelve months.

  On a consolidated basis, management believes that operations from its subsidiaries will continue to reflect a profit in fiscal 1998 and management expects that revenues will be adequate to meet the Company's operating cash needs. The Company plans to draw working capital from cash on hand and operating revenues.

  The Company's outstanding loans payable to Banco Portugues do Atlantico ("BPA") in the amount of $1,019,392, represent advances against Capital's credit line which is fully secured by the proceeds due from TADs which have been sold to BPA but which have not yet been collected. This loan amount is constantly changing based upon a number of factors including the total amount of TADs sold to BPA and the extent to which Capital needs to utilize this credit facility. As of the date of this Report, the Company has a total credit facility of $4.5 Million, in the aggregate, with BPA.

  During June, 1997, Capital secured an additional credit facility, similar to the one it has with BPA, from Summit Bank, New Jersey, in the amount of $3 Million. This facility will be available to finance the continued purchase of TADs by Capital from its customers in much the same manner as the BPA facility. Consequently, the payment of these outstanding loans is not expected to have an impact upon the Company's liquidity.

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

  A review of the Company's Statement of Operations shows that the cost of goods sold, as a percentage of total sales, has increased from approximately 83% in fiscal 1990 to approximately 90.7% for fiscal 1997 (which is slightly lower than the 91.7% level reached in fiscal 1996). This increase is the result of three principal factors. First, the recessionary factors which influenced economic conditions both in the United States and other major industrial nations worldwide over the past decade resulted in a significant increase in competition for a shrinking market. This resulted in the need to reduce profit margins in order to remain competitive in the world markets. Second, as discussed above, as the Company's operations have expanded the nature and mix of the products sold by the Company it has also changed from smaller, less expensive products to larger or more expensive products, such as the commercial and industrial air conditioning and refrigeration equipment which made up a significant proportion of the Company's total sales since fiscal 1992. With such higher priced products, the profit margins are typically less. Finally, the sales by Actrade S.A. have typically consisted of larger orders primarily for computer systems and related equipment from foreign sources, which typically are based upon lower profit margins. In combination, these factors resulted in a higher percentage cost of sales for the Company.

  Management believes that for the foreseeable future the greatest demand for all kinds of foreign products (including those from industrialized nations including the US) will continue to come from the new developing and third world countries. As a result of the elimination of old political and ideological barriers, many other factors now have an effect upon the markets for US products overseas including, among others, lower foreign labor costs and, probably most important, the availability of (or lack of) trade financing. In management's opinion, the real "key" to success in international trading has, at least at present, become the ability to provide trade financing in addition to competitive pricing for products.

To meet this changing market demand, during fiscal 1997 the Company initiated an expansion of the international trading operations of Actrade S.A., which was originally formed to compliment current operations by providing foreign sources for products to meet foreign demand. Due to the financial strength of the Company, Actrade S.A. has been in a position to fill the financing void created by the dramatic increase in worldwide demand, thereby allowing it to capture a larger share of the current market demand.

The effects of this trend are evident in the Company's operating results during the current period. Sales of US products overseas (represented by the activities of Actrade International Corp.) remained relatively stable at $7,065,619 while sales by Actrade S.A. rose dramatically from $7,689,000 during fiscal 1996 to $14,743,695 during fiscal 1997. Apart from proving management's assumption that as sales of US products decrease, sales of foreign products will increase, these results also point out another important factor, to wit, that worldwide demand for all types of products is increasing. However, management cannot predict whether the extraordinary rise in sales revenues experienced by Actrade S.A. will continue. At present, while product demand is high and the availability of trade financing is low, Actrade S.A. enjoys a favorable position in the market. As these factors stabilize and as trade financing becomes more readily available, it is likely that this advantage will decrease.

During fiscal 1997 management experienced relative uncertainty as to the potential effect upon sales for Actrade's Air Conditioning and Refrigeration Division of the recent change in control of Hong Kong, where a significant portion of this Division's sales originate. However, based upon discussions had with its major customers in the Hong Kong market, and the sales experience since July 1, 1997, although no assurances can be given, management does not believe that any materially adverse consequences will result from the recent changes in Hong Kong.

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



  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial Statements:                                            Reference:
  Independent Auditor's Report                                       F-1

  Balance Sheets                                                     F-2

  Statement of Operations                                            F-3

  Statement of Stockholders' Equity                                  F-4

  Statements of Cash Flow                                            F-5

  Notes to Financial Statements                                   F-6 - F-21


  ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

  PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) and (b)  Identification of directors and executive officers.

  The following identification of officers and directors, including biographies, set forth the present officers and directors:

  NAME               AGE                       POSITIONS HELD
Henry N.  Seror      60              President and Director of the Company and
                                      each of its subsidiaries, except Capital

John Woerner         60          Vice President and Director of theCompany and
                                  its subsidiaries

Leon Schorr          59         Vice President and Director of the Company and
                                  its subsidiaries

Amos Aharoni         52     President of Actrade Capital, Inc., Chief Executive
                             Officer of the Company and each of its subsidiaries
                              and Director


Elizabeth                          Melnik  48  Secretary  and  Chief   Financial
                                   Officer of the Company and each of its subsidiaries.

Robert Furstner      64             Director of the Company

Harry Friedman       70             Director of the Company

Michael Membrado     35             Executive Vice President of both Capital
                                     and Actrade

Jacques W. Munro     31              Senior Vice President of Sales of Capital

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

Both Mr. Friedman and Mr. Furstner serve on the Company's Audit Committee.

Biographical Information for Officers and Directors:

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


AMOS AHARONI was appointed Chief Executive Officer of the Company effective February 20, 1991. Effective February 1, 1993, Mr. Aharoni was also appointed President of Actrade Capital, Inc. Mr. Aharoni, age 51, has previously served as a special financial consultant to the Company and its subsidiaries since the Company's inception. In addition, he has been president of Mentor Communication and Production Corp., a privately held New York corporation, since 1985. This company provides consulting services in the area of international trade and finance. Since 1987, Mr. Aharoni has been president of NTS Corporation, a foreign holding corporation. NTS Corporation is also the principal shareholder of the Registrant. Mr. Aharoni received his Bachelor of Arts Degree in Economics and Political Science from Hebrew University of Jerusalem in 1974. He moved permanently to the United States in 1985 and has been actively involved in all aspects of international trade since that time.

ELIZABETH MELNIK was first employed by the Company as Controller in October 1993, having been promoted to Secretary and Chief Financial Officer of the Company as of November 1, 1996. From December 1991 until joining the Company, Ms. Melnik was employed as Financial Manager of Gainsborough Marketing Company, a privately held public relations/marketing firm located on Long Island, NY. From June 1989 until December 1991 Ms. Melnik served as Accounting/Office
Manager  for  Scheine,   Fusco,   Brandenstein  &  Rada,  the  largest   Workers
Compensation Law Firm on Long Island, NY. Prior thereto, from May 1986, she served as director of Operations & Media for Futuristic Concepts in Advertising, a privately held advertising firm also located on Long Island NY. From February 1982 until May 1986, Ms. Melnik served as Financial Manager for The Guide Dog Foundation for the Blind, Inc., a not-for-profit corporation located in Smithtown NY. Ms. Melnik graduated from the State University of New York at Stonybrook in 1976 receiving her Bachelor of Arts Degree in Finance & Accounting.

ROBERT E. FURSTNER has served as a director of the Company since August 1996. Mr. Furstner had been a senior level banking officer for over 25 years, having begun his banking career in 1968 as a Territory Assistant for the International Banking Division of Morgan Guaranty Trust Company in New York City. During his 5-year tenure at Morgan Guaranty Trust Co., Mr. Furstner was responsible for the administrative duties regarding the Bank's corporate and correspondent bank relationships in Germany, Switzerland, The Netherlands and Eastern Europe. Following his employment with Morgan Guaranty Trust Co., Mr. Furstner served a brief tenure (1973 - 1974) with Franklin National Bank in New York City where he continued in a similar capacity with Franklin's International Banking Department with his primary area of responsibility including Germany, Switzerland, Austria and the Benlux Countries. In 1974 Mr. Furstner joined European American Bank in New York City as Assistant Treasurer/Assistant Vice President (from 1974 - 1979) rising to the position of Vice President/Group Head which he held from 1979 until leaving European American Bank in 1987. His duties at European American Bank primarily involved international credit and bank operations. During his tenure Mr. Furstner was charged with the management of a geographical area comprising of the Great Britain, The Netherlands, the Nordic Countries, Eastern Europe, Yugoslavia and Israel. He was directly involved in export and project financing, both with and without Eximbank (the Export-Import Bank of The United States) participation and was actively involved in the implementation of the bank's lending strategies in order to reduce exposure in high risk countries. Mr.

Furstner was also a participant in the re-scheduling of Polish, Romanian and Yugoslavian international debt. After 1987, until his retirement in late 1995, Mr. Furstner served with Banco Portugues do Atlantico, New York City Branch, where he was charged with implementing the bank's lending strategies for trade financing with special emphasis on promoting and selling EXIMBANK's CGF program in the Southern Hemisphere. Mr. Furstner was educated in The Netherlands and holds a European degree equivalent to a bachelors degree in business administration and foreign languages.

HARRY FRIEDMAN has served as director of the Company since August 1996. Mr. Friedman is presently self-employed as a management consultant and investment advisor for emerging companies seeking growth through venture capital financing and/or acquisitions. Mr. Freidman has also served on the board of directors for diverse companies over the years, including having been an advisor to the board of directors of Tofutti, Inc. a publicly held food company. Currently he holds a position as a Director of Princeton Capital, Inc., a publicly held investment banking firm which is a member of the National Association of Securities Dealers, Inc. Mr. Friedman teaches various courses at New York University on "Venture Capital," "Going Public" and "Mergers and Acquisitions." He has also taught at a number of universities both in the United States and abroad (including Iran and Japan), has lectured on small business and innovative entrepreneurship under the USIA auspices in Tanzania and Zimbabwe, and has made exploratory trips to China and over 100 other countries as part of his missionary efforts to promote the value of emerging company concepts. His education at the University of California, Los Angeles; the University of Chicago; the University of Wisconsin; and New York University has ranged from economics to mathematics to finance. Mr. Friedman has also authored a Working Paper on "Mergers and Acquisitions - Offensive and Defensive Strategies" which now appears as a chapter in the "Handbook for Corporate Controllers." Mr. Friedman has also served as president of an investment advisory firm and has appeared as a guest panelist on various financial television programs.

MICHAEL MEMBRADO, Executive Vice President of both Capital and Actrade, has been with the Company since November 1996. Having graduated from law school in 1987, Mr. Membrado had been in private legal practice with several different firms in New York up until 1994, when he became a Managing Director/General Counsel of The Bay Finance Group, Inc. (including BFG WorldWide Holdings), a New York based private investment firm specializing in international purchase order and trade finance. During the period in which he was in private practice, Mr. Membrado was principally involved in the areas of corporate mergers and acquisitions, commercial finance and international trade. In the few years immediately preceding his association with the Bay Finance Group, Inc., he served as Associate General (outside) Counsel to the Snapple Beverage Corporation. In this role, Mr. Membrado was largely responsible for establishing Snapple Finance Corporation and for transacting the international distribution rights of the various Snapple product lines. He also served as an integral member of the Snapple corporate acquisition group. Since joining Actrade Capital, Inc., Mr. Membrado has been involved in many aspects of the Company is currently focused on developing and managing the Export/International TAD Program for the Company, as well as certain joint venture trading activities in connection with Actrade. A member of the New York State Bar Association, Mr. Membrado currently resides in New York City and has a petition pending under Chapter 7 of the United States Bankruptcy Code in the District Court for the Southern District of New York, as a result of personal losses sustained in connection with his interest in The Bay Finance Group, Inc.

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

  (f) Other Involvement in Certain Legal Proceedings.

  There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

  ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth information relating to remuneration received by officers and directors as of June 30, 1996, the end of the Company's most recent fiscal year, as well as indicating the compensation agreements for fiscal 1997:

Name and Principal          Annual Compensation(1) Long Term Compensation        All Other
Position


                            Year    Salary  Bonus    Restricted Stock Awards    Compensation
Amos Aharoni, CEO(2)        1997   $76,000           516,701 Warrants(3)         $ 17,308
                            1996   $52,000                                       $ 18,413(4)
Henry N. Seror, President   1997   $36,829  $10,571    2,500 Warrants(5)        $   1,084
                            1996   $46,157                                      $   1,076(6)
John Woerner, Vice Pres.    1997   $78,008  $47,332(7) 2,500 Warrants(5)        $   8,375(6)
                            1996   $76,125  $22,953(7)
                                                                                $  13,153
Elizabeth Melnik, CFO       1997   $44,308  $          2,500 Warrants(8)
                            1996   $41,711  $                                   $
Michael Membrado            1997   $41,250  $                                   $     448
                            1996   $   -0-  $                                   $     -0-(9)
Leon Schorr, Vice Pres.     1997   $75,168  $47,332    2,500 Warrants(5)        $   9,178(6)
                            1996   $72,875  $22,953                             $   9,299(6)
Jacques Munro               1997   $35,313  $26,860                             $     941
                            1996   $41,953                                      $   1,625
--------------------------------------------------------

          TheCompany  has  varying  compensation  arrangements  with each of its executive officers as more particularly described below. It should be noted that the figures listed as "salary" include both base salary and earned commissions, but do not included annual bonus amounts, if any, which are listed separately under the "bonus" column.
          In addition to serving as Chief Executive Officer of the Company,  Mr.
             Aharoni also serves as President of Actrade Capital, Inc., one of its wholly owned subsidiaries.
          Pursuant  to Mr.  Aharoni's  employment  agreement,  Mr.  Aharoni  has elected to receive his performance bonuses in the form of Warrants to purchase shares of the Company's Common Stock. His bonus is computed on a quarter-annual basis and the Warrant exercise price is fixed at 80% of the average closing bid price of the Company's common stock over the ten trading days immediately preceding the end of the quarterly period. Neither the Warrants nor the underlying shares of Common Stock are registered under the Securities Act of 1933.
        The amount set forth  herein  includes  amounts  paid by the Company for both the insurance premiums on Mr. Aharoni's automobile, and for health insurance premiums for Mr. Aharoni and his family.
          In January 1997, the Board of Directors approved the issuance of Warrants to the Company's directors in lieu of compensation. Each
           Director who was also an officer of the Company or any of its subsidiaries received 2,500 Warrants and the Company's two independent Directors received 5,000 Warrants each. Each Warrant issued to the Directors represents the right to purchase one share of Common Stock at a price of $6.40 per Share.
          This amount includes payments made by the Company for health insurance premiums on behalf of the officer and his family including, in the case of Mr. Schorr, disability insurance premiums. This amount also includes an automobile expense reimbursement at the agreed to rate of $400 per month.
          1       Pursuant to the terms of the employment  contracts between the
                  Company and each of Messrs.  Woerner  and Schorr,  who jointly
                  head  the  Company's  Air   Conditioning   and   Refrigeration
                  Division, the annual bonus earned by them, based upon the operating results of their Division, is divided equally between them.
          1       In January 1997, the Board of Directors  approved the issuance of 2,500 Warrants, each to purchase one share of Common Stock at a price of $6.40 per Share, to Ms. Melnik in consideration of her assuming the duties of Chief Financial Officer of the Company without additional monetary compensation.
   Mr. Membrado joined the Company in November 1996 and, therefore, received no compensation during fiscal 1996.

         During the year ended June 30 1997, Mr. Seror was employed pursuant to a restructured employment agreement with Actrade. Under this agreement Mr. Seror's salary has been restated and he now receives a base salary of $42,500. In addition Mr. Seror receives a commission based upon the Company's net sales profits generated directly by him equal to 15% of the first $150,000; 20% of the next $50,000 and 25% of all net sales profits above $200,000.

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

         As of February 20, 1991, the Company engaged the services of Mr. Amos Aharoni as a special consultant of the Company. Under that agreement, Mr. Aharoni, who is also the president of NTS Corporation, the Company's principal shareholder, was responsible, among other matters, with the implementation and supervision of the Company's internal financial matters; negotiation for new credit facilities with banking institutions on behalf of the Company; preparation of financial budgets and projections for the Company's various subsidiaries and product divisions; review of potential acquisition candidates for the Company; the review of internal operating procedures and preparation of recommendations concerning changes to such procedures; and such additional special projects as may be designated by the Board of Directors. In addition to his other duties, effective March 1, 1993 he was appointed President of Actrade Capital, Inc. and has been in charge of the development and implementation of Capital's TAD Program. Further, in April 1993, Mr. Aharoni was also appointed as Chief Executive Officer of the Company and its subsidiaries at an annual salary of $76,000, plus reimbursement of any expenses incurred by him on behalf of the Company. In addition, the Company is obligated to provide Mr. Aharoni with a car for his use, and currently provides reimbursement for his car insurance premiums as well as for health insurance for Mr. Aharoni and his family.

         Except as herein above described, the Company has no other employment contracts. Further, it has no retirement, pension, profit sharing, insurance or medical reimbursement plan covering its officers or directors.

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          Security ownership of certain beneficial owners.

         None other than stated in (b) below.

         (b) Security ownership of management.

         Name               Relationship        Number of Shares(3)    Percent-
                                                                        age(4)

         NTS Corp. (1)      Shareholder           2,345,549              31.4%
         Henry N. Seror(2)  Officer, Director &
                            Shareholder              27,083               0.4%
         Amos Aharoni       Officer               2,345,549              31.4%
         Officers & Directors as
         a group (3 persons)                      2,372,632              31.8%
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

  (3) Does not consider Warrants issued to management (see "Item 11.Executive Compensation" above).

  (4) Percentage figures are based upon 7,470,681 Shares issued and outstanding as of June 30, 1997, without considering outstanding warrants.

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

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K
Exhibits:         None

Reports on Form 8-K:                        None.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                     ACTRADE INTERNATIONAL, LTD.


Date: August 14, 1997                           By:/s/Henry N. Seror__________
                                                Henry N. Seror, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: August 14, 1997              By:/s/Henry N. Seror___________
                                    Henry N. Seror, President & Director


Dated: August 14, 1997              By:/s/Amos Aharoni______________
                                    Amos Aharoni, Chief Executive
                                    Officer, and Director


Dated: August 14, 1997               By:/s/John Woerner______________
                                     John Woerner, Senior Vice President
                                      and Director


Dated: August 14, 1997                By:/s/Leon Schorr_______________
                                      Leon Schorr, Senior Vice President
                                      and Director

Dated: August 14, 1997                 By:/s/Elizabeth Melnik__________
                                       Elizabeth Melnik, Chief Financial Officer


Dated: August 14, 1997                  By:/s/Robert Furstner__________
                                        Robert Furstner, Director


Dated: August 14, 1997                  By:/s/Harry Friedman___________
                                        Harry Friedman,  Director

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                            YEAR ENDED JUNE 30, 1997























                                    CONTENTS


                                      Page


Independent auditors' report                                         F-1

Consolidated financial statements:

  Balance sheet                                                      F-2

  Statement of operations                                            F-3

  Statement of changes in shareholder's equity                       F-4

  Statement of cash flows                                            F-5

Notes to consolidated financial statements                        F-6 - F-21

                              [LETTER OF ZELLER WEISS & KAHN]







Board of Directors
Actrade International, Ltd. and Subsidiaries
New York, New York


     We have audited the accompanying consolidated balance sheet of Actrade International, Ltd. and Subsidiaries as of June 30, 1997 and June 30, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended June 30, 1997, 1996, and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Actrade International, Ltd. and Subsidiaries as of June 30, 1997 and 1996 and the results of its consolidated operations, changes in stockholders' equity and cash flows and for the years ended June 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                                              /S/ZELLER WEISS & KAHN


August 6, 1997
Mountainside, New Jersey
                                                                          F-1

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             JUNE 30, 1997 AND 1996



                                     ASSETS
                                                         1997            1996
                                                         ----          ----
Current assets:
  Cash, including time deposits of $0 and
   $750,000 in 1997 and 1996, respectively          $ 7,352,465     $1,924,805
  Accounts receivable, less allowance for
   doubtful accounts of $35,000 and $25,000
   in 1997 and 1996, respectively                     5,269,516      3,361,821
  Trade acceptance draft receivable, bank             6,477,424      2,578,015
  Interest receivable                                                    3,162
  Due from affiliates                                                   77,164
  Prepaid expenses                                        9,010         24,815
                                                      -----------    ----------

    Total current assets                             19,108,415      7,969,782
                                                    -----------      ----------

Property and equipment:
  Furniture and fixtures                                308,717        161,829
  Leasehold improvements                                142,672        113,902
                                                    -----------      ----------
                                                        451,389        275,731
  Less accumulated depreciation                         213,084        172,026
                                                    -----------      ----------
                                                        238,305        103,705
                                                    -----------      ----------

Security deposits                                        17,742         15,034
                                                    -----------      ----------

                                                    $19,364,462     $8,088,521
                                                    ===========     ==========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Cash advance from bank                            $ 1,019,392     $1,178,551
  Customer deposits                                      26,587         55,954
  Accounts payable and customer reserves payable      1,995,148      1,872,880
  Accrued expenses                                       11,759         11,041
  Payroll taxes payable                                   6,862
  Due to affiliates                                                      3,126
  Income taxes payable                                   67,432         21,302
                                                     -----------    ----------

    Total current liabilities                         3,127,180      3,142,854
                                                     -----------    ----------

Commitments

Deferred rent liability                                  45,165        55,960
                                                     -----------    ----------

Shareholders' equity:
  Common stock,  $.0001 par value;  authorized
  100,000,000  shares,  issued and
   outstanding 7,470,681 at June 30, 1997
   and 5,683,181 at June 30, 1996                           747           568
  Common stock purchase warrants
  Additional paid in capital                         12,505,787     3,107,137
  Retained earnings                                   3,685,583     1,782,002
                                                    -----------    ----------
                                                     16,192,117     4,889,707
                                                    -----------    ----------

                                                    $19,364,462    $8,088,521
                                                    ===========    ==========




     See notes to consolidated financial statements.
                                                                          F-2

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1997, 1996, AND 1995












                                      1997             1996            1995
                                      ----             ----            ----

Net sales                        $43,499,312       $23,837,985     $16,415,804

Cost of sales                     39,460,841        21,870,891      14,896,903
                                 -----------       -----------     -----------

Gross profit                       4,038,471         1,967,094       1,518,901

Selling, general, and
 administrative expenses           2,075,418         1,194,445       1,136,243
                                 -----------        -----------    -----------

Income from operations             1,963,053           772,649         382,658
                                 -----------        -----------    -----------

Other income (charges):
  Interest income                     28,684            97,858          78,738
  Interest expense              (     44,729)       (  150,113)       ( 56,991)
  Miscellaneous income                65,724            58,282
                                  -----------        -----------    ----------
                                      49,679             6,027          21,747
                                  -----------        -----------    -----------

Income before income taxes         2,012,732           778,676         404,405

Income tax expense (benefit)         109,151            21,302        (  3,388)
                                  -----------        -----------    -----------

Net income                       $ 1,903,581       $   757,374     $   407,793
                                  ===========        ===========    ===========


Earnings per common share:

  Primary                        $       .28       $      0.14     $      0.08
                                  ===========       ===========     ===========
  Fully diluted                  $       .28       $      0.14     $      0.08
                                  ===========       ===========     ===========

Weighted average common shares
 outstanding

  Primary                          6,828,971         5,378,427       5,304,735
                                 ===========        ===========     ===========

  Fully diluted                    6,828,971         5,378,427       5,304,735
                                 ===========        ===========     ===========













     See notes to consolidated financial statements.
                                                                           F-3

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995















                                              Common Stock         Additional
                                              $.0001 par value       Paid In          Retained

                                        Shares       Amount          Capital          Earnings          Total




Balance at June 30, 1994             5,006,354         $501        $ 1,474,331      $  616,835    $ 2,091,667

Exercise of warrants                   324,327           32            567,542                        567,574

Net income for the year ended
 June 30, 1995                                                                         407,793        407,793
                                     ---------         ----        -----------      ----------    -----------

Balance at June 30, 1995             5,330,681          533          2,041,873       1,024,628      3,067,034

Issuance of common stock               352,500           35          1,065,264                      1,065,299

Net income for the year ended
 June 30, 1996                                                                         757,374        757,374
                                     ---------         ----        -----------      ----------    -----------

Balance at June 30, 1996             5,683,181          568          3,107,137       1,782,002      4,889,707

Issuance of common stock               652,500           65          1,922,214                      1,922,279

Issuance of common stock on
 exercise of stock purchase
 options                               450,000           45            987,455                        987,500

Issuance of common stock               685,000           69          6,488,981                      6,489,050

Net income for the year ended
 June 30, 1997                                                                       1,903,581      1,903,581
                                     ---------         ----        -----------      ----------    -----------

Balance at June 30, 1997             7,470,681         $747        $12,505,787      $3,685,583    $16,192,117
                                     =========         ====        ===========      ==========    ===========





















     See notes to consolidated financial statements.
                                                                            F-4

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1997, 1996, AND 1995








                                                                       1997             1996          1995
                                                                       ----             ----          ----


Operating activities:
  Net income                                                        $1,903,581      $  757,374     $  407,793
  Adjustments to reconcile net income
   to cash provided from operating
   activities:
     Depreciation                                                       41,058          24,617         22,375
     Changes in other operating assets and liabilities:
       Accounts receivable                                        ( 5,807,104)    ( 1,871,009)   ( 1,918,445)
       Prepaid expenses                                                 15,805           4,179          4,993
       Interest receivable                                               3,162          24,401   (    14,809)
       Accounts payable                                                 92,901         163,848        762,064
       Income tax benefits receivable                                                                   4,823
       Accrued expenses                                           (     2,408)             753          8,739
       Payroll taxes payable                                             6,862    (     9,213)          9,213
       Income taxes payable                                             46,130          20,602
       Deferred rent                                              (    10,795)    (     7,942)   (     5,205)
       Deferred taxes                                                                   13,439
                                                                    ----------      ----------

       Net cash used in operating activities                      ( 3,710,808)    (   878,951)   (   718,459)
                                                                   ----------      ----------     ----------


Investing activities:
  Increase in security deposits                                   (     2,708)
  Purchase of property and equipment                              (   175,658)    (    35,147)   (    16,381)
  Increase in loans receivable, affiliates                                                       (    85,843)
                                                                    ----------      ----------    ----------

       Net cash used in investing activities                      (   178,366)    (    35,147)   (   102,224)
                                                                   ----------      ----------     ----------

Financing activities:
  Proceeds from issuance of common stock                             9,398,829       1,065,299        567,574
  Increase in cash advances from bank                                                  123,653        887,787
  Decrease in due to/from affiliates                                    77,164          30,784          2,822
  Decrease in cash advances from bank                             (   159,159)
  Decrease in long-term debt                                                      (   149,882)   (   180,000)
                                                                    ----------     ----------     ----------

       Net cash provided from financing activities                   9,316,834       1,069,854      1,278,183
                                                                    ----------      ----------     ----------

Net increase in cash                                                 5,427,660         155,756        457,500

Cash, beginning of year                                              1,924,805       1,769,049      1,311,549
                                                                    ----------      ----------     ----------

Cash, end of year                                                   $7,352,465      $1,924,805     $1,769,049
                                                                    ==========      ==========     ==========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest                                                        $   47,137      $  141,227     $   57,552
                                                                    ==========      ==========     ==========
    Income taxes                                                    $   31,187      $    2,983     $      700
                                                                    ==========      ==========     ==========











     See notes to consolidated financial statements.
                                                                           F-5

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995




1.  Organization of the Company:

    The Company, formerly Acquisition Capability,  Inc., was incorporated in the
     State of Delaware on April 3, 1987. On September 2, 1988, the Company acquired 100% of the issued and outstanding shares of Allstate Travel Corp., a New York corporation incorporated on August 13, 1985 and Actrade International, Corp., a New York corporation incorporated on July 18, 1985. Allstate operates as a travel agency. Actrade represents various U. S. manufacturers and distributors by buying and exporting their products overseas. Actrade Capital, Inc., formerly Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., was incorporated in
     Delaware in May of 1991. Actrade Capital, Inc. offers alternatives to existing accounts receivable management to domestic companies. Actrade South America, Ltd., formerly Standard Corporation, a wholly owned foreign corporation and subsidiary of
      Actrade International, Corp., was incorporated in Antigua and Barbados on February 12, 1988 and was acquired in January 1990. American Cooling, Inc., a wholly owned subsidiary of Actrade International, Ltd. was incorporated in Delaware in 1992 and was liquidated in 1996. American Care Industries, was incorporated in 1993 and was inactive. American
      Care   Industries,   Inc.  is  a  wholly  owned  subsidiary  of  Actrade
      International, Ltd. Amworld Credit, Inc. was incorporated in 1994 and was never activated.

     On May 9, 1988, in a public offering, the Company sold 2,434,000 units at $.05 per unit, which consisted of one share of stock and four warrants. The total offering amounted to $121,700 less expenses of offering of $36,638 for a net proceeds to the Company of $85,062. The Company issued 2,434,000 shares and 9,736,000 warrants exercisable at $.075 per share.

      On September 2, 1988, the Company acquired 100% of the issued and outstanding capital stock of Actrade International, Corp. and Allstate Travel Corp. in exchange for 6,000,000 shares of the Company's common stock, .001 par value and changed its name to Actrade International, Ltd.

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

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995








1.  Organization of the Company (continued):

    On May 8, 1988, at the closing of the public offering, underwriter warrants in the amount of 30,425 at $.0001 or $24, were sold. The warrants are exercisable at $.48 per common share at anytime during the four year period commencing February 22, 1989. These warrants were exercised in February of 1993.


2. Summary of significant accounting policies:

    Principles of consolidation:
      The consolidated financial statements of Actrade International, Ltd. and Subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of Allstate Travel Corp., Actrade South America, a foreign corporation and Actrade Capital, Inc. are included in the consolidated financial statements of Actrade International, Ltd.

      Revenue Recognition:
        The Company recognizes  revenues when realizable and earned. The Company generally recognizes revenues at the date of shipment of merchandise. Actrade Capital, Inc. recognizes revenue on the accrual basis. Discounts on Trade Acceptance Drafts (TAD) are amortized over the term of the TAD. All other related fees are recorded as income when incurred. Discounts earned are recognized as income using the interest method or methods which produce similar results. Income accrual is suspended after 30 days on delinquent TAD's.

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

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995








2. Summary of significant accounting policies (continued):

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

      Property and equipment:
        Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line method over the following useful lives:

                                      Years
            Automotive equipment                                      5
            Furniture and fixtures                                    5
            Leasehold improvements                                10 - 12.75


        Expenditures for major renewals and betterment that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

      Per share amounts:
        Net  earnings  per share are  computed  by  dividing  net  income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding option. The Company uses the treasury stock method in its treatment of stock options.

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

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995





2.      Summary of significant accounting policies (continued):

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



3. Risks and uncertainties:

       The Company sells in the foreign markets. There is no guarantee that the foreign market will continue to develop since the incorporation of foreign and domestic government intervention, economic conditions world wide and any other unforeseen situations may occur.

       With respect to Actrade Capital, Inc. and its TAD Program, the Company faces strong competition from many established financial institutions,
       including  banks,   insurance   companies  and  receivables   financing
       (factoring)  companies.  Actrade Capital,  Inc.'s TAD program (see Note
        12) is based upon the introduction of a Trade Acceptance Draft (TAD). There is no assurance that management will be successful in either gaining the necessary market acceptance for the TAD program or in securing adequate additional capital to expand to its full commercial potential.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995








4. Common stock purchase warrants and options outstanding:

        Summary of warrants (w) and options (o) outstanding:

                                                               Warrants    (w)        Exercise         Expiration
                                            Date               Options     (o)         Price               Date

        Amos Aharoni                      06/30/93             80,000      (w)        $1.25              12/31/97
        Amos Aharoni                      06/30/94             80,000      (w)         1.25              12/31/97
        Amos Aharoni                      06/30/95            200,000      (w)         1.35              06/30/98
        Amos Aharoni                      06/30/96            200,000      (w)         3.35              06/30/99
        Amos Aharoni                      06/06/97            132,915      (w)         5.00              09/30/99
        Amos Aharoni                      06/06/97            176,629      (w)         6.05              12/31/99
        Amos Aharoni                      06/06/97            207,157      (w)         9.70              03/31/00
        Amos Aharoni                      02/06/97              3,000      (o)         5.00              12/31/00
                                                            ---------
                                                            1,079,701

        John Woerner                      06/30/94            131,500      (w)         1.35              12/31/97
        John Woerner                      01/21/97              2,500      (o)         6.40              01/20/01
        John Woerner                      02/06/97              2,500      (o)         5.00              12/31/00
        John Woerner                      02/06/97              3,000      (o)         5.00              12/31/00
                                                            ---------
                                                              139,500

        Leon Schorr                       06/30/94            131,500      (w)         1.35              12/31/97
        Leon Schorr                       01/21/97              2,500      (o)         6.40              01/20/01
        Leon Schorr                       02/06/97              2,500      (o)         5.00              12/31/00
        Leon Schorr                       02/06/97              3,000      (o)         5.00              12/31/00
                                                            ---------
                                                              139,500

        Mitch Menik                       03/12/97             12,500      (w)         2.50              03/11/00
        Mitch Menik                       09/12/96             12,500      (o)         2.50              09/12/00
        Mitch Menik                       02/06/97              1,000      (o)         5.00              12/31/00
                                                            ---------
                                                               26,000

        Fahnstock                         06/30/96             50,000      (w)         2.50              06/30/99

        Other employees                   01/21/97             10,000      (o)         6.40              01/20/01

        Other employees                   02/06/97             35,500      (o)         5.00              12/31/00
                                                            ---------
                                                               95,500

          Total                                             1,480,201
                                                            =========



                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995




4.      Common stock purchase warrants and options outstanding (continued):

        At June 30,  1996,  the  Company  had  outstanding  warrants to purchase
         435,000 shares of the Company's common stock at prices ranging from $1.75 to $2.25 per share. The warrants became exercisable in 1996 and expire in 2001. At June 30, 1996, 435,000 shares of common stock were reserved for that purpose.

        In December 1996, 50,000 of these warrants were exercised with proceeds of $87,500 to the Company. As of June 30, 1997, the remaining warrants were cancelled due to non-performance of service contracts as explained in Note 17.

        The Company has elected to continue use of the methods of accounting described by APB-25 "Accounting for Stock Issued to Employees" which is based on the intrinsic value of equity instruments and has not adopted the principles of SFAS-123 "Accounting for Stock Based Compensation" effective for fiscal year beginning after December 15, 1995, which is based in fair value. There is no significant difference between compensation cost recognized by APB-25 and the fair value method of SFAS-123. The Company has not recognized compensation on the granting of options or warrants to employees and consultants since the fair value of warrants or options is the same as or less than the exercise price.


5. Foreign and domestic operations and export sales:

        The Company's revenues are generated through the sale and export to countries outside the United States and through the domestic sale of commercial trade acceptances. Actrade South America, Actrade's wholly owned foreign subsidiary, sales accounted for a material amount of the Company's sales. The following table indicated the relative amounts of net sales, income from operations and identifiable assets of Actrade International Ltd. by geographic area during the three year period ended June 30, 1997.

                                                                    1997               1996               1995
                                                                    ----               ----               ----
      Sales to unaffiliated customers:
        United States                                           $21,791,000        $ 8,093,000        $ 3,975,464
        Middle East                                               5,321,000          4,350,000          3,643,911
        South America                                             4,568,326          3,424,000          2,926,184
        Europe                                                    9,005,109          5,300,000          2,652,436
        Far East                                                  2,100,000          1,750,000          2,387,653
        Other                                                       713,877            920,985            830,156
                                                                -----------        -----------        -----------
          Total consolidated revenues                           $43,499,312        $23,837,985        $16,415,804
                                                                ===========        ===========        ===========

      Operating profit (loss):
        United States                                           $ 2,023,074        $   666,844        $   364,536
        Middle East                                                 494,001            359,978            334,158
        South America                                               424,123            283,262            273,402
        Europe                                                      836,033            436,695            243,024
        Far East                                                    194,964            143,598            227,835
        Other                                                        66,276             76,717             75,946
                                                                -----------        -----------        -----------
          Total operating profit                                $ 4,038,471        $ 1,967,094        $ 1,518,901
                                                                ===========        ===========        ===========



                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995







5. Foreign and domestic operations and export sales (continued):


                                                                    1997               1996               1995
                                                                    ----               ----               ----

      General corporate expenses, net                           $ 2,009,694        $ 1,136,163        $ 1,136,243
      Interest expense (income), net                                 16,045             52,255      (     21,747)
                                                                -----------        -----------       -----------
                                                                  2,025,739          1,188,418          1,114,496
                                                                -----------        -----------        -----------

      Income from continuing operations
        before income taxes                                     $ 2,012,732        $   778,676        $   404,405
                                                                ===========        ===========        ===========

      Identifiable assets at June 30:
        United States                                           $ 6,295,337        $ 2,715,850         $1,455,891
        Middle East                                               1,537,217          1,446,078          1,329,554
        South America                                             1,319,772          1,153,635          1,070,862
        Europe                                                    2,601,542          1,778,521            974,605
        Far East                                                    606,682            584,829            878,348
        Other                                                       206,235            332,444            306,820
                                                                -----------        -----------        -----------
                                                                 12,566,785          8,011,357          6,016,080

      Corporate assets                                            6,797,677             77,164            108,484
                                                                -----------        -----------        -----------
          Total assets at June 30                               $19,364,462        $ 8,088,521        $ 6,124,564
                                                                ===========        ===========        ===========

      Net sales to one country over ten percent of total:
        Brazil                                                                                        $ 2,132,000
        Hong Kong                                                                                       1,752,000
        Finland
                                                                                                      $ 3,884,000

      Exports sales:
        Middle East                                             $ 5,321,000        $ 4,350,000        $ 3,643,911
        South America                                             4,568,326          3,424,000          2,926,184
        Europe                                                    9,005,109          5,300,000          2,652,436
        Far East                                                  2,100,000          1,750,000          2,387,653
        Other                                                       713,877            920,985            830,156
                                                                -----------        -----------        -----------
                                                                $21,708,312        $15,744,985        $12,440,340
                                                                ===========        ===========        ===========



      Two customers accounted for approximately 27% of consolidated revenues in 1995, or $4,448,284. In 1997 and 1996 the Company had no one customer or country which accounted for 10% or more of the Company's consolidated revenues.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995







6. Employment contracts:

      OnJanuary 1, 1995, the Company and its President entered into a revised employment agreement. The president receives a base salary of $42,500 per year. In addition, the president receives a commission based upon the Company's net sales profits generated by him, subject to recoupment of the guaranteed draw, equal to 15% of the first $150,000, 20% of the next $50,000 and 25% of all net sales profits above $200,000. Net sales profits are defined as invoiced sales less direct cost of goods sold, discounts, bank charges and other expenses.

      OnSeptember 6, 1991, two officers of the company were employed pursuant to oral agreements until January 1, 1992, at which time the officer and the Company entered into formal written employment agreements. These agreements were modified as of January 1, 1995 and provide for base salaries of $76,125 and $72,875 per year. In addition, both officers receive expense reimbursements of $4,800 per year and commissions based on Company's net profit and derived by sales generated directly by Air Conditioning Division equal to 15% of all such profits up to $110,000, 20% of the next $110,000 and 25% of all amounts over $220,000.

      Inaddition to foregoing employment contracts with management, as of February 20, 1991, the Company has engaged the services of a chief executive officer pursuant to a written consulting agreement which provides an annual salary of $78,000, plus reimbursement of any expenses incurred on behalf of the Company. Said individual is the president of the Company's majority shareholders, NTS Corporation. In addition to his other duties, effective March 1, 1993, he was appointed President of Amworld and has been charged with the implementation of Amworld's business plan. Further, in April 1993, he was also appointed as Chief Operating Officer of the Company and as Secretary Treasurer of the Company and its subsidiaries.

      All of the above employment contracts are currently in force at June 30, 1997.


7.    Leases:

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

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995







 7.   Leases (continued):

      InFebruary 1990, the Company agreed with the lessor and sublessor of its facilities to discontinue its sublease. In the year ended June 30, 1991 the Company received $12,750 in settlement of the lease. The amount was recorded as a reduction in selling, general and administrative expenses. In February 1990, the Company executed a lease agreement with a related corporation who was the lessor of the facility from an unrelated third party. The lease in August 1991 was assigned to the Company from the related party. The Company simultaneously assigned said lease to Actrade in accordance with the terms of the lease. The agreement provides for monthly rentals of $4,200 (commencing June 1, 1991) and annual increases of 4.5% and expires February 28, 2000.

      Inlieu of rent for the first  fifteen  (15) months,  the Company  incurred costs totaling approximately $87,000 for leasehold improvements. The leasehold improvements and the total rent concessions are being amortized using the straight line method over the entire term of the lease. The resulting unpaid rent over the abatement period is included in deferred rent liability.

      InDecember 1991, Actrade entered into a non-cancelable 36 month operating lease to house its Florida office. The lease provides for monthly payments of $734 plus cost of living increases annually, capped @ 5% per annum. The lease was renewed on December 24, 1994 for a three year term under the above terms and expires on December 24, 1997.

      InAugust 1996, Actrade Capital, Inc. entered into a 12 month lease expiring on August 31, 1997 for space in an Illinois office suite. Both parties have the option to terminate the lease with thirty days written notice to either party. The lease provides for monthly payments of $1,100 on the first day of each month.

      In May 1997, Actrade Capital, Inc. entered into a 15 month lease for office space in Utah. The lease expires July 31, 1998 and calls for monthly rent payments in the amount of $329.

      InApril 1997,  Actrade  Capital,  Inc.  entered into a lease agreement for additional space in its New York office. The lease expires on March 31, 2000 and calls for rent of $1,628 per month in the first year, $1,672 per month in the second year and $1,716 per month in the third year.

      Beginning July 1, 1997, Actrade entered into a lease agreement for additional space in its New York facility. The lease, which carries rent at $3,000 per month, expires on October 31, 1998.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995






 7.     Leases (continued):

        Future minimum lease payments required under non-cancelable operating leases by fiscal year are as follows:


                        June 30, 1998                          $ 99,282
                        June 30, 1999                          $ 93,005
                        June 30, 2000                          $ 65,377


        Rent expense amounted to $86,964, $73,337 and $71,675 for 1997, 1996 and
         1995 respectively.

        Actrade South America, maintains a separate sales office in Israel, held by a commissioned sales agent of the Company. The terms of the agreement are reviewable yearly and the annual fee was $9,000 in 1997 and $6,000 in 1996 and 1995, subject to adjustment based upon the commissions paid to the agent during such year.


 8. Income taxes:

        The components of income tax expenses are:
                                                     1997       1996      1995
                                                     ----       ----      ----
        Income taxes currently payable:
         Federal tax                           $   59,131    $ 38,181
         State and local                           59,602       7,336   $  700
                                                 ----------   --------   ------
                                                  118,733      45,517      700
                                                ----------    --------   ------
        Deferred tax expense arising from:
         Excess of financial accounting
           depreciation over tax                   9,313        4,795  (   434)
         Charges to allowance for doubtful
           accounts over tax write-offs
           for bad debts                     (     3,400)      16,720  ( 5,421)
        Rent expense for financial
         accounting (over) under tax
         deductible rent                           3,669        2,700    1,767
                                                ----------    --------  ------
                                                   9,582       24,215  ( 4,088)
                                                ----------    --------  ------

         Total income tax expense             $  109,151     $ 21,302  ($3,388)
                                               ==========    ========   ======


        Deferred income tax provisions resulting from differences between accounting for financial statement purposes and accounting for tax purposes are reflected above.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995









 8.  Income taxes (continued):

        Areconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:


                                                                       1997                1996                1995
                                                                       ----                ----                ----

        Computed tax at the expected
         statutory rate                                            $  652,428           $265,075           $137,498
        Surtax exemption                                         (    11,750)         (  11,750)         (  11,750)
        State income taxes                                             59,602              7,336                700
        Foreign income                                           (   581,547)         ( 215,144)         ( 125,748)
        Other                                                    (     9,582)         (  24,215)         (   4,088)
                                                                  ----------           --------           --------
        Income tax expense (benefit)                               $  109,151           $ 21,302         ($  3,388)
                                                                   ==========           ========          ========


        Foreign income before income taxes                         $1,783,033           $632,777           $434,589
        Domestic income (loss) before
         income taxes                                                 229,699            145,899         (  30,184)
                                                                   ----------           --------          --------
        Net income before income taxes                             $2,012,732           $778,676           $404,405
                                                                   ==========           ========           ========



        The expected statutory rate for 1997, 1996 and 1995 was 34% for federal tax purposes.

        The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings is $3,741,373 at June 30, 1997.

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

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995








 9. Financial instruments with off-balance-sheet risk:

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

      The Corporation has on deposit, amounts in Banco Portuguese De Atlantico, in Grand Cayman, where there is no insurance. At June 30, 1997, the Company's uninsured balances are $7,111,939 as reflected in the balance sheet.



10.     Industry Segments:

        The Company's three business segments are the exporting of machinery and equipment from U.S. and foreign manufactures, travel agency services and the purchase and sale of commercial Trade Acceptance Draft documents. The following is a summary of selected consolidated information for the related segments during 1997, 1996 and 1995.



        Sales (1):                           1997         1996          1995
                                             ----         ----          ----

         Machinery and equipment        $21,809,314   $15,825,000   $12,669,780
         Travel agency service               21,425        19,053        42,531
         Trade Acceptance Drafts         21,668,573     7,993,932     3,703,493
                                        -----------    -----------  -----------
         Consolidated net sales         $43,499,312   $23,837,985   $16,415,804
                                        ===========   ===========   ===========

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995









10.     Industry Segments (continued):



                                                                    1997                1996               1995
                                                                     ----                ----               ----
        Income (loss) from operations:
         Machinery and equipment                              $ 1,813,386             $  678,586        $  392,295
         Travel agency service                                      1,032          (     3,059)              1,122
         Trade Acceptance Drafts                                  173,574                100,616             7,153
                                                              -----------             ----------        ----------
                                                                1,987,992                776,143           400,570

         Corporate and other (2)                            (     84,411)           (    18,769)             7,223
                                                             -----------             ----------         ----------

         Consolidated income (loss)                           $ 1,903,581             $  757,374        $  407,793
                                                              ===========             ==========        ==========

        Identifiable assets (3):
         Machinery and equipment                              $ 4,546,762             $4,532,213        $4,643,233
         Travel agency service                                      6,242                  5,011            15,586
         Trade Acceptance Drafts                                8,013,781              3,474,133         1,357,261
                                                              -----------             ----------        ----------
                                                               12,566,785              8,011,357         6,016,080
         Corporate and other
           consolidated assets                                  6,797,677                 77,164           108,484
                                                              -----------             ----------        ----------

                                                              $19,364,462             $8,088,521        $6,124,564
                                                              ===========             ==========        ==========



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

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995








11.     Trade Acceptance Drafts receivable, bank:

        As of June 30, 1997, Actrade Capital, Inc., formerly Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd, has sold and assigned all outstanding Trade Acceptance Drafts (TAD's) to Banco Portuguese De Atlantico (Bank). The total TAD amounts due from the bank were $6,477,424 at June 30, 1997. The bank purchases the TAD's at the face value and advances these amounts to Actrade Capital, Inc. The bank purchases the TAD's without recourse and Actrade Capital, Inc., has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all guarantees and collateral, and all proceeds of the above. The bank will purchase each

        TAD by advancing to Actrade Capital, Inc. 75% of the face amount of each TAD assigned and delivered by overdraft on the Actrade Capital, Inc. account. At June 30, 1997, the advances on the overdraft account amounted to $1,019,392. As each TAD is collateralized, the face amount will be credited to the Actrade account to reduce the advanced overdraft. Interest is payable at 1% over prime per annum on the outstanding advances, which shall be charged on the 1st day of each month.

       On June 30, 1996 the Company was issued a business credit insurance policy from American Credit Indemnity Company, with an effective date of May 1, 1996, covering specifically any TAD transactions. The policy will cover losses to $3,000,000 and allow a discretionary coverage of $50,000 per customer. The policy has a deductible of $40,000 per year and was renewed on May 1, 1997 for another one year period.




12. Reconciliation of shares used in computation of earnings per share:


                                                                       1997               1996               1995
                                                                       ----               ----               ----
         Weighted average of shares
           actually outstanding                                     6,358,159          5,334,974          5,304,735

           Common stock options and warrants                          470,812             43,453
                                                                    ---------          ---------          ---------

           Primary and fully diluted weighted
            average common shares outstanding                       6,828,971          5,378,427          5,304,735
                                                                    =========          =========          =========



                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995








13. Related party transactions:

        During the period ended June 30, 1997, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand. These balances consist of the following:



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



            Due to affiliates:

                NTS Corp.                                   $ 3,126    $  3,662
                                                             -------   --------

                                                            $ 3,126    $  3,662
                                                            =======    ========




14. Proceeds from additional stock offerings:

       Effective June 4, 1996 the Company offered a total of 134 units, each consisting of 7,500 shares of common stock, at a gross unit price of $25,125. This price does not include certain commissions or fees. In June of 1996 the Company sold 47 units for a net proceed of $1,065,299 resulting in an issuance of 352,500 shares of common stock. In the period July through October 1996, the Company sold an additional 86 units for a net proceed of $1,951,300 resulting in the issuance of 652,500 shares of common stock.

       In January 1997, the Company received total proceeds of $987,500 on the exercise of common stock options with the exercise price ranging from $1.75 to $3.00. A total of 450,000 common shares were issued.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995









14. Proceeds from additional stock offerings (continued):

      Effective May 30, 1997, the Company offered a total of 400 units, each consisting of 2,500 shares of common stock, at a gross price of $25,000 per unit. This price does not include certain commissions or fees. In May and June 1997, the Company sold 274 units for a net proceed of $6,475,350 resulting in an issuance of 685,000 shares of common stock.



15. Pending litigation:

       The Company is currently engaged in litigation against a former consultant retained to assist in introducing the Company to the brokerage community and with its investor relations. The consultant was paid a cash retainer and was to receive common stock purchase warrants for services rendered. The consultant, to the detriment of the Company, terminated services on behalf of Actrade. As a result of the termination, Actrade has refused to issue or honor the warrants.