Form 10-Q
period 1997-09-30
ACTRADE INTERNATIONAL LTD
filed 1997-11-03
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549




                                                     FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended   September 30, 1997

                                                        or

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

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at October 31, 1997

Common Stock, par value $0.0001
 per share                                               8,043,352

                                                       INDEX



Part I.  Financial information


  Item 1.  Consolidated condensed financial statements:


               Balance sheet as of September 30, 1997 and
               June 30, 1997                                            F-2

               Statement of operations for three
               months ended September 30, 1997 and 1996                 F-3

               Statement of changes in shareholders' equity             F-4

               Statement of cash flows for the three
               months ended September 30, 1997 and 1996                 F-5

               Notes to consolidated condensed financial statements  F-6 - F-12



  Item 2.  Management's discussion and analysis of financial
            condition                                               F-13 - F-16


Part II.  Other information


Signatures

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                       SEPTEMBER 30, 1997 AND JUNE 30, 1997
                                                    (Unaudited)



                                                      ASSETS

                                                                                   September 30,        June 30,
                                                                                        1997              1997

Current assets:
  Cash, including time deposits of $2,606,847 at
   September 30, 1997                                                              $ 2,924,109        $ 7,352,465
  Accounts receivable, less allowance for
   doubtful accounts of $35,000                                                     11,157,228          5,269,516
  Accounts receivable, trade acceptance drafts                                       7,270,841          6,477,424
  Prepaid expenses                                                                      37,370              9,010
                                                                                   -----------        -----------
     Total current assets                                                           21,389,548         19,108,415
                                                                                   -----------        -----------

Property and equipment:
  Furniture and fixtures                                                               333,095            308,717
  Leasehold improvements                                                               143,915            142,672
                                                                                   -----------        -----------
                                                                                       477,010            451,389
  Less accumulated depreciation                                                        228,190            213,084
                                                                                   -----------        -----------
                                                                                       248,820            238,305
                                                                                   -----------        -----------

Other asset, security deposits                                                          23,742             17,742
                                                                                   -----------        -----------

                                                                                   $21,662,110        $19,364,462



                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Cash advance from bank                                                           $   339,815        $ 1,019,392
  Customer deposits                                                                                        26,587
  Accounts payable                                                                   3,262,682          1,995,148
  Accrued expenses                                                                       7,116             11,759
  Payroll taxes payable                                                                  2,764              6,862
  Income taxes payable                                                                 107,636             67,432
                                                                                   -----------        -----------
    Total current liabilities                                                        3,720,013          3,127,180
                                                                                   -----------        -----------

Commitments

Deferred rent liability                                                                 41,912             45,165
                                                                                   -----------        -----------

Shareholders' equity:
  Common stock,  $.0001 par value;  authorized  100,000,000  shares,  issued and outstanding 8,014,251 shares at September 30, 1997 and
   7,470,681 at June 30, 1997                                                              801                747
  Common stock purchase warrants
  Additional paid in capital                                                        13,260,946         12,505,787
  Retained earnings                                                                  4,638,438          3,685,583
                                                                                   -----------        -----------
                                                                                    17,900,185         16,192,117

                                                                                   $21,662,110        $19,364,462




     See notes to condensed consolidated financial statements.
                                                                         F-2

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                    (Unaudited)












                                                                                      1997                1996
                                                                                      ----                ----


Net sales                                                                          $20,001,585         $7,578,034

Cost of sales                                                                       18,294,246          6,903,814
                                                                                   -----------         ----------

Gross profit                                                                         1,707,339            674,220

Selling, general and administrative
 expenses                                                                              686,067            385,362
                                                                                   -----------         ----------

Income from operations                                                               1,021,272            288,858
                                                                                   -----------         ----------

Other income (charges):
  Miscellaneous income                                                                   9,436
  Interest income                                                                       50,368             10,499
  Interest expense                                                               (      4,484)       (    25,512)
                                                                                  -----------         ----------
                                                                                        55,320       (    15,013)
                                                                                   -----------        ----------

Income before income taxes                                                           1,076,592            273,845

Income tax expense                                                                     123,737             13,970
                                                                                   -----------         ----------

Net income                                                                         $   952,855         $  259,875
                                                                                   ===========         ==========

Earnings per common share:
  Primary                                                                      $      0.12$     0.05
                                                                               =====================
  Fully diluted                                                                $      0.12$     0.05
                                                                               =====================

Weighted average common shares
 outstanding
   Primary                                                                           8,059,416          5,811,621
                                                                                   ===========         ==========
   Fully diluted                                                                     8,059,416          5,811,621
                                                                                   ===========         ==========















     See notes to condensed consolidated financial statements.
                                                                            F-3

                          ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                         FOR THE PERIOD JULY 1, 1995 TO SEPTEMBER 30, 1997
                                       (Unaudited)












                                                            Common Stock      Additional
                                                           $.0001 Par Value     Paid in         Retained
                                                  Shares       Amount         Capital           Earnings           Total


Balance at June 30, 1995                         5,330,681         $533        $ 2,041,873       $1,024,628        $ 3,067,034

Issuance of common stock                           352,500           35          1,065,264                           1,065,299

Net income for the year
 ended June 30, 1996                                                                                757,374            757,374
                                                 ---------         ----         ----------       ----------         ----------

Balance at June 30, 1996                         5,683,181          568          3,107,137        1,782,002          4,889,707

Issuance of common stock                           652,500           65          1,922,214                           1,922,279

Issuance of common stock on
 exercise of stock purchase
 options                                           450,000           45            987,455                             987,500

Issuance of common stock                           685,000           69          6,488,981                           6,489,050

Net income for the year
 ended June 30, 1997                                                                              1,903,581          1,903,581
                                                 ---------         ----        -----------      -----------        -----------

Balance at June 30, 1997                         7,470,681          747         12,505,787        3,685,583         16,192,117

Issuance of common stock on
 exercise of stock purchase
 options                                           543,570           54            755,159                             755,213

Net income for the three
 months ended September
 30, 1997                                                                                           952,855            952,855
                                                 ---------         ----        -----------      -----------        -----------

Balance at September 30,
 1997                                            8,014,251         $801        $13,260,946       $4,638,438        $17,900,185
                                                 =========         ====        ===========       ==========        ===========











     See notes to condensed consolidated financial statements.
                                                                            F-4

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)









                                                                                        1997               1996
                                                                                        ----               ----

Cash flow from operating activities:
  Net income                                                                        $  952,855         $  259,875
  Adjustments to reconcile net income
   to cash provided by operating activities:
     Depreciation                                                                       15,106              6,802
  Changes in other operating assets and liabilities:
    Accounts receivable                                                           ( 6,681,129)       (   831,000)
    Accounts receivable, other                                                                       (    99,242)
    Prepaid expenses                                                              (    28,360)       (    37,433)
    Interest receivable                                                                              (     3,397)
    Accounts payable                                                                 1,267,534       (   291,897)
    Accrued expenses                                                              (     4,643)       (     1,953)
    Payroll taxes payable                                                         (     4,098)
    Income taxes payable                                                                40,204              7,475
    Customer deposits                                                             (    26,587)       (    55,954)
    Security deposits                                                             (     6,000)       (       949)
    Deferred rent                                                                 (     3,253)       (     2,516)
                                                                                   ----------         ----------

    Net cash used in operating activities                                         ( 4,478,371)       ( 1,050,189)
                                                                                   ----------         ----------

Investing activities:
  Decrease in loans receivable, affiliates                                                                 77,164
  Purchase of property and equipment                                              (    25,621)       (     7,973)
                                                                                   ----------         ----------

    Net cash provided by (used in) investing
     activities                                                                   (    25,621)             69,191
                                                                                   ----------          ----------

Financing activities:
  Proceeds from issuance of common stock                                               755,213          1,608,005
  Decrease in cash advances, bank                                                 (   679,577)       (   630,936)
                                                                                   ----------         ----------

    Net cash provided by financing activities                                           75,636            977,069
                                                                                    ----------         ----------

Net decrease in cash                                                              ( 4,428,356)       (     3,929)

Cash, beginning of period                                                            7,352,465          1,924,805
                                                                                    ----------         ----------

Cash, end of period                                                                 $2,924,109         $1,920,876
                                                                                    ==========         ==========

Supplemental disclosures from cash flow information:
   Cash paid during the year for:
     Interest                                                                       $    4,484         $   27,465
                                                                                    ==========         ==========
     Income taxes                                                                   $   88,946         $   15,973
                                                                                    ==========         ==========






     See notes to condensed consolidated financial statements
                                                                            F-5

                                 ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  THREE MONTHS ENDED SEPTEMBER 30, 1997
                                             (Unaudited)






1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1997, included in its Annual Report filed on Form 10-K. All reference to Actrade in these footnotes, relate to Actrade International, Inc., the Company's wholly owned subsidiary. Actrade International, Ltd., "The Company," is referred to as ACI.



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

                           ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                THREE MONTHS ENDED SEPTEMBER 30, 1997
                                          (Unaudited)





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



4. Related party transactions:

    During each of the three years ended September 30, 1997, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand.

    The Company has entered into several employment agreements with its officers and shareholders.



5.  Leases:

      From March 1, 1989 to February 28, 1990, the Company and its subsidiaries used office facilities under a non-cancelable operating sublease which commenced March 1, 1989 and was to expire February 28, 1992. The related sublease agreement provided for monthly rentals of $4,000 and gave a subsidiary of the Company the option to renew, for an additional three years (to February 28, 1995), at the same monthly rental.

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

                         ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              THREE MONTHS ENDED SEPTEMBER 30, 1997
                                         (Unaudited)




5.  Leases (continued):

    In December 1991, Actrade entered into a non-cancelable 36 month operating lease to house its Florida office. The lease provides for monthly payments of $734 plus cost of living increases annually, capped @ 5% per annum. The lease was renewed on December 24, 1994 for a three year term under the above terms and expires on December 24, 1997.

    In August 1996, Actrade Capital, Inc. entered into a 12 month lease expiring on August 31, 1997 for space in an Illinois office suite. Both parties have the option to terminate the lease with thirty days written notice to either party. The lease provides for monthly payments of
   $1,100 on the first day of each month. This lease was extended until October 31, 1997.

    In May 1997, Actrade Capital, Inc. entered into a 15 month lease for office space in Utah. The lease expires July 31, 1998 and calls for monthly rent payments in the amount of $329. In April 1997, Actrade Capital, Inc. entered into a lease agreement for additional space in its New York office. The lease expires on March 31, 2000 and calls for rent of $1,628 per month in the first year, $1,672 per month in the second year and $1,716 per month in the third year.

    Beginning July 1, 1997, Actrade entered into a lease agreement for additional space in its New York facility. The lease, which carries rent at $3,000 per month, expires on October 31, 1998.

    Beginning November 1, 1997, Actrade Capital, Inc. entered into a lease agreement for office space in Illinois. The lease is for a one year period and carries rent at $2,502 per month.

    On October 15, 1997, Actrade Capital, Inc. entered into a lease in Pennsylvania for a six and one-half month period with monthly rentals of $1,400 per month.

    Future minimum lease payments required under non-cancelable operating leases by fiscal year are as follows:


                      September 30, 1998                         $131,154
                      September 30, 1999                         $ 96,645
                      September 30, 2000                         $ 29,023


      Rent  expense   amounted  to  $32,507  and  $18,329  for  1997  and  1996, respectively.

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

                                ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  THREE MONTHS ENDED SEPTEMBER 30, 1997
                                             (Unaudited)






6. Income taxes:

    The components of income tax expense are:
                                                Three months      Three months
                                                   Ended             Ended
                                                September 30      September 30
                                                   1997              1996
    Income taxes currently payable:
      Federal                                   $ 80,967          $  7,218
      State                                       44,270             6,652
                                                --------           --------
                                                 125,237            13,870
                                                --------           --------

    Deferred tax expense arising from:
      Excess of Financial accounting
       depreciation over tax                   (   1,012)        (     277)

      Excess of rent expense for financial
       accounting over tax deductible rent    (     488)               377
                                                --------           --------
                                              (   1,500)               100
                                                --------           --------

    Total income tax expense                   $123,737           $ 13,970
                                               ========            ========


    Deferred income tax provisions resulting from differences between accounting for financial statement purposes and accounting for tax purposes are reflected above.

    A reconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:

                                                  Three months     Three months
                                                     Ended            Ended
                                                 September 30      September 30
                                                      1997             1996
                                                      ----             ----
      Computed tax at the expected
       statutory rate                              $410,254          $106,799

      Surtax exemption                            (  16,750)        (  14,544)

      State income taxes                             44,270             6,652

      Foreign income                              ( 312,537)        (  85,037)

      Other                                       (   1,500)              100
                                                   --------           --------
      Income tax expense                           $123,737          $ 13,970
                                                   ========           ========

                                ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    THREE MONTHS ENDED SEPTEMBER 30, 1997
                                               (Unaudited)




6.  Income taxes (continued):

    The effective statutory rate for 1997 was 39% for federal tax purposes.

    The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $4,542,751 at September 30, 1997 and $2,176,384 at September 30, 1996.

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



7. Accounts receivable, trade acceptance drafts:

    As of March 31, 1996, Actrade Capital, Inc., formerly Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., had sold and assigned all outstanding Trade Acceptance Drafts (TAD's) to Banco Portuguese De Atlantico (Bank). The total TAD amounts due from the banks were $7,270,841 at September 30, 1997. The bank purchases the TAD's at the face value and advances these amounts to Actrade Capital, Inc. The bank purchases the TAD's without recourse and Actrade Capital, Inc. has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all guaranties and collateral, and all proceeds of the above. The bank will purchase each TAD by advancing to Actrade Capital, Inc. 75% of the face amount of each TAD assigned and delivered by overdraft on the Actrade Capital, Inc. account. At September 30, 1997 the advances on the overdraft account amounted to $339,815. As each TAD is collateralized, the face amount will be credited to the Actrade account to reduce the advanced overdraft. Interest is payable at 1% over prime per annum on the outstanding advances, which will be charged on the first day of each month.

                        ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            THREE MONTHS ENDED SEPTEMBER 30, 1997
                                      (Unaudited)





8. Reconciliation of shares used in computation of earnings per share:

                                                           1997       1996
                                                           ----       ----
         Weighted average of shares
           actually outstanding                        7,663,755    5,701,621
         Common stock purchase warrants and
           options                                       395,661      110,000
                                                       ---------    ---------

         Primary and fully diluted weighted average
           common shares outstanding                   8,059,416    5,811,621
                                                       =========    =========




9. Pending litigation:

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



10. Common stock purchase warrants and options outstanding:

    Summary of warrants (w) and options (o) outstanding:


                                   Warrants     (w)    Exercise    Expiration
                        Date        Options     (o)      Price        Date

   Amos Aharoni      06/30/95       238,318     (w)     $1.35       06/30/98
   Amos Aharoni      06/30/96       200,000     (w)      3.35       06/30/99
   Amos Aharoni      06/06/97       132,915     (w)      5.00       09/30/99
   Amos Aharoni      06/06/97       176,629     (w)      6.05       12/31/99
   Amos Aharoni      06/06/97       207,157     (w)      9.70       03/31/00
   Amos Aharoni      02/06/97         3,000     (o)      5.00       12/31/00
                                   ---------
                                    958,019
                                    -------

   John Woerner      01/21/97         2,500     (o)      6.40       01/20/01
   John Woerner      02/06/97         2,500     (o)      5.00       12/31/00
   John Woerner      02/06/97         3,000     (o)      5.00       12/31/00
                                   ---------
                                      8,000
                                      -----

                    ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED SEPTEMBER 30, 1997
                                (Unaudited)





10. Common stock purchase warrants and options outstanding (continued):

    Summary of warrants (w) and options (o) outstanding (continued):


    Leon Schorr       01/21/97     2,500    (o)       6.40         01/20/01
    Leon Schorr       02/06/97     2,500    (o)       5.00         12/31/00
    Leon Schorr       02/06/97     3,000    (o)       5.00         12/31/00
                                ---------
                                   8,000
                                   -----

    Mitch Menik       03/12/97    12,500    (w)       2.50         03/11/00
    Mitch Menik       09/12/96    12,500    (o)       2.50         09/12/00
    Mitch Menik       02/06/97     1,000    (o)       5.00         12/31/00
                                ---------
                                  26,000
                                  ------


    Other employees   01/21/97    10,000    (o)       6.40         01/20/01

    Other employees   02/06/97    45,500    (o)       5.00         12/31/00
                                ---------
                                  55,500
                                  ------

          Total                1,055,519
                               =========


    In the quarter ended September 30, 1997, 543,570 warrants were exercised at prices ranging from $1.25 to $6.40, resulting in net proceeds to the Company of $755,213 and the issuance of 543,570 common shares.

    The Company has elected to continue use of the methods of accounting described by APB-25 "Accounting for Stock Issued to Employees" which is based on the intrinsic value of equity instruments and has not adopted the principles of SFAS-123 "Accounting for Stock Based Compensation" effective for fiscal year beginning after December 15, 1995, which is based on fair value. There is no significant difference between compensation cost recognized by APB-25 and the fair value method of SFAS-123. The Company has not recognized compensation on the granting of options or warrants to employees and consultants since the fair value of warrants or options is the same as or less than the exercise price.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I.  Results of Operations

During the first three months of fiscal 1998, ended September 30, 1997, the Company had combined gross revenues of $20,001,585, as compared to $7,578,034 for the first three months of fiscal 1997, an increase of almost 164%. During this period, cost of revenues totaled $18,294,246, as compared to $6,903,814 for the same period last year, virtually unchanged at approximately 91% of total revenues. This resulted in gross profits from operations of $1,707,339 for the first quarter of fiscal 1998, an increase of $1,033,119 (or approximately 153% higher than the first quarter of fiscal 1997), with net profits from operations, after provision for taxes, of $952,855 for this period, as compared to $259,875 for the same period last year, an increase of approximately 267% over last year. Based upon the Company's currently issued an fiscal 1998 reached $0.12 per share,as compared to $0.05 per share for the first quarter of fiscal 1997.

The substantial increase in gross revenues during the first quarter of fiscal 1998, which equaled approximately 46% of the Company's total revenues during all of fiscal 1997, was primarily due to the expansion of the Company's operations through (i) the increased sales by its subsidiary Actrade S.A. and (ii) significantly increased revenues by Actrade Capital Inc. ("Capital") through its TAD Program, discussed separately below (see "III. Actrade Capital, Inc. And The Trade Acceptance Draft Program"). The increase in revenues during the first quarter of fiscal 1998 was the result of increased product sales by Actrade S.A., rather than from price increases for the Company's products, and substantially increased operating revenues derived from Capital.

As a result of the foregoing factors, the Company's net operating income expressed as a percentage of gross revenues increased from 3.4% at the end of the first quarter of fiscal 1997 to a new high of almost 4.8% at the end of the first quarter of fiscal 1998. This continued the trend experienced during fiscal 1997 and, in significant part, reflected the success of the Company's commitment to Capital's TAD Program. Although management believes that continued increases in revenues by Capital and by Actrade S.A. during the balance of fiscal 1998 will help this ratio to remain stable, management cannot predict the impact thereon of the substantial expenditures anticipated in connection with the next phase of Capital's expansion program.

For the first time in the Company's history, the major portion ,over 57%, of the Company's revenues are derived by Capital ($11,505,082 during the first quarter of fiscal 1998), with Actrade S.A., the Company's international trading subsidiary, representing slightly over 33% ($6,673,976) of the Company total gross revenues for this period.

As stated in the Company's Annual Report on Form 10-K for fiscal 1997, in light of management's continued emphasis on the expansion of Actrade's export operations and the ongoing expansion of Capital's TAD Program, management may elect to terminate Allstate's operations and to phase out this aspect of its operations during fiscal 1998. During the first quarter of fiscal 1998, Allstate's total sales aggregated only $10,486, which accounted for less than 1/10 of 1% of the Company's total revenues. II. Discussion of Financial Condition

On a consolidated basis, at September 30, 1997 the Company had total assets of $21,662,110 (compared with $19,364,462 at June 30, 1997, the end of fiscal 1997)
with total current liabilities of $3,720,013 (compared with $3,127,180 at June 30, 1997). Of the Company's assets at September 30, 1997, $2,924,109 was in the form of cash and cash equivalent (compared to $7,352,465 at June 30, 1997). The substantial decrease in cash and cash equivalent at September 30, 1997 reflects the utilization of a significant portion of the proceeds of a private placement of the Company's common stock completed on June 30, 1997, wherein the Company realized $6,850,000 in gross proceeds, most of which remained in the form of cash at the Company's fiscal year-end. For the most part, the proceeds from this private placement were utilized to purchase TADs as part of Capital's TAD Program.

In addition to cash, $7,249,757 represents trade accounts receivable, and $11,213,312 represented TADs receivable (including $7,270,841 of TADs, which have been sold to a bank). The increase in the Company's assets at September 30, 1997 was principally due to the increase in cash on hand, an increase in trade acceptance drafts receivable, including both "TADs in safe" and "Due from banks," and trade accounts receivable.

At September 30, 1997, the Company's total stockholders' equity increased to $17,900,185 as compared to $16,192,117 at June 30, 1997. The principal source of funds for the Company's operations are revenues earned by its operating subsidiaries. On May 30, 1997, the Company commenced a private placement of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933. As of June 30, 1997, the end of the fiscal year, the Company had received gross proceeds from this private placement of $6,850,000, virtually all of which has been designated by the Company for the continued expansion of Capital's TAD Program. The Company terminated this private placement effective the close of business on June 30, 1997. As mentioned above, a significant portion of these proceeds were utilized during the first quarter of fiscal 1998 in the purchase of TADs by Capital.

During the balance of the current fiscal year, ending June 30, 1998, the Company projects no significant additional capital expenditures in connection with any of the Company's operations except in connection with the continued expansion of the operations of Capital. Management plans to establish a number of additional Sales and Marketing Offices in connection with the marketing of Capital's TAD Program and has during the first quarter established definitive plans for three new sales offices for Capital. However, no estimate can be made at this time of the total cost of such expansion or the potential impact, either positive or negative, upon revenues or profits during fiscal 1998.

At September 30, 1997 the Company also had property, less accumulated depreciation, of $248,820, (compared to $238,305 at June 30, 1997) and security deposits and prepaid expenses of $23,742 and $37,370 respectively.
In connection with the Company's relocation during fiscal 1990, it received an 18-month rent abatement from its landlord. To conform to applicable accounting procedures, the value of this abatement is being amortized over the life of the lease. At September 30, 1997 the Company continued to show $41,912 in deferred rent liability.

Based upon available cash on hand and expected revenues from operations, management is of the opinion that it will have adequate available funds to meet its anticipated capital expenditures and cash needs for the balance of fiscal 1998. Thereafter, future capital expenditures will be decided based upon operating results and available revenues from operations. Apart from expenses associated with the implementation of Capital's operations, which cannot be estimated at this time, management projects no significant additional capital expenditures in connection with its operations during the next twelve months.

On a consolidated basis, management believes that operations from its subsidiaries will continue to reflect a profit in fiscal 1998 and management expects that revenues will be adequate to meet the Company's operating cash needs. The Company plans to draw working capital from cash on hand and operating revenues.

The Company's outstanding loans payable to Banco Portugues do Atlantico ("BPA") in the amount of $339,815, represent advances against Capital's credit line which is fully secured by the proceeds due from TADs which have been sold to BPA but which have not yet been collected. This loan amount is constantly changing based upon a number of factors including the total amount of TADs sold to BPA and the extent to which Capital needs to utilize this credit facility. As of the date of this Report, the Company has a total credit facility of $4.5 Million, in the aggregate, with BPA. During June, 1997, Capital secured an additional credit facility, similar to the one it has with BPA, from Summit Bank, New Jersey, in the amount of $3 Million. This facility will be available to finance the continued purchase of TADs by Capital from its customers in much the same manner as the BPA facility. Consequently, the payment of these outstanding loans is not expected to have an impact upon the Company's liquidity.

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

During fiscal 1995, management decided to implement an aggressive new marketing plan for the TAD Program, principally in response to the perceived need to educate potential participants in the Program about how trade acceptances work and how they could benefit from the TAD Program. As a result, during fiscal 1995, Capital generated total gross revenues of $3,703,493, almost 300% higher than in fiscal 1994. Direct general and administrative expenses for Capital totaled $120,175 during fiscal 1995 and, had management not elected to make a year-end allocation of indirect general and administrative overhead costs, net income before taxes would have been approximately $215,153. However, due the year-end allocation to Capital of a share of the Company's indirect general and administrative costs in the amount of $208,000, Capital reflected net pre-tax income of only $7,153. During fiscal 1996, Capital generated gross revenues of $7,993,932, over 116% higher than fiscal 1995, with direct general and administrative expenses of $274,265, a decrease of over 16% from fiscal 1995 (as adjusted to include the 1995 year-end allocation). For fiscal 1996, Capital operations reflected a gross profit of $526,386, with net pre-tax income of $106,377, an increase of more than 1,387% from fiscal 1995.

During fiscal 1997, ended June 30, 1997, Capital generated gross revenues of $21,668,573, over 171% higher that fiscal 1996, with direct general and administrative expenses of $993,197, an increase of 262% over fiscal 1996. The dramatic increase in both gross revenues and general and administrative expenses during fiscal 1997 were the direct result of management's aggressive expansion of its marketing efforts for its TAD Program during fiscal 1997, which included the opening of two Regional Sales and Marketing offices. For fiscal 1997, Capital's operations reflected a gross profit of $1,366,322 (up more than 159% from fiscal 1996), with net pre-tax income of $224,669 (up more than 111% over fiscal 1996).

During the first quarter of fiscal 1998, Capital's revenues reached $11,505,082, over 54% of Capital's total revenues during fiscal 1997. Cost of revenues totaled $10,804,324 resulting in gross profits of $700,759 during the first quarter. After general and administrative expenses of $445,256, interest expense of $4,484 and provision for taxes of $43,500, Capital realized net income from its operations of $207,519, over 92% of Capital's total net income for fiscal 1997. During the first quarter, management began implementation of the next phase of its expansion program.

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

A review of the Company's Statement of Operations shows that the cost of goods sold, as a percentage of total sales, has increased from approximately 83% in fiscal 1990 to approximately 90.7% for fiscal 1997 (which is slightly lower than the 91.7% level reached in fiscal 1996) and 91.5% for the first quarter of fiscal 1998. This increase is the result of three principal factors. First, the recessionary factors which influenced economic conditions both in the United States and other major industrial nations worldwide over the past decade resulted in a significant increase in competition for a shrinking market. This resulted in the need to reduce profit margins in order to remain competitive in the world markets. Second, as the Company's operations have expanded the nature and mix of the products sold by the Company it has also changed from smaller, less expensive products to larger or more expensive products, such as the commercial and industrial air conditioning and refrigeration equipment which made up a significant proportion of the Company's total sales since fiscal 1992. With such higher priced products, the profit margins are typically less. Finally, the sales by Actrade S.A. have typically consisted of larger orders primarily for computer systems and related equipment from foreign sources, which typically are based upon lower profit margins. In combination, these factors resulted in a higher percentage cost of sales for the Company.

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

The effects of this trend are evident in the Company's operating results for both fiscal 1997 and during the current period. Sales by Actrade S.A. rose dramatically from $7,689,000 during fiscal 1996 to $14,743,695 during fiscal 1997 and $6,673,976 for the first quarter of fiscal 1998. Apart from proving management's assumption that as sales of US products decrease, sales of foreign products will increase, these results also point out another important factor, to wit, that worldwide demand for all types of products is increasing. However, management cannot predict whether the extraordinary rise in sales revenues experienced by Actrade S.A. will continue. At present, while product demand is high and the availability of trade financing is low, Actrade S.A. enjoys a favorable position in the market. As these factors stabilize and as trade financing becomes more readily available, it is likely that this advantage will decrease.

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



Dated:  October 31, 1997



ACTRADE INTERNATIONAL, LTD.




BY:_/s/Alex Stonkus___________________
   Alex Stonkus,
   Chief Financial Officer