Form 10-Q
period 1997-12-31
ACTRADE INTERNATIONAL LTD
filed 1998-02-05
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549




                                                     FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended   December 31, 1997

                                                        or

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

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                          Outstanding at December 31, 1997

Common Stock, par value $0.0001
 per share                                               8,263,751

                                                       INDEX



Part I.  Financial information


  Item 1.  Condensed consolidated financial statements:


        Balance sheet as of December 31, 1997 and
         June 30, 1997                                             F-2

        Statement of operations for six and three
         months ended December 31, 1997 and 1996                   F-3

        Statement of shareholders' equity                          F-4

        Statement of cash flows for the six months
         ended December 31, 1997 and 1996                          F-5

        Notes to consolidated condensed financial statements    F-6 - F-13



  Item 2.  Management's discussion and analysis of financial
            condition                                              F-14-F17



Part II.  Other information


Signatures

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                        DECEMBER 31, 1997 AND JUNE 30, 1997
                                                    (Unaudited)



                                               ASSETS

                                                   December 31,        June 30,
                                                      1997              1997

Current assets:
  Cash at December 31, 1997                       $ 2,532,068      $ 7,352,465
  Accounts receivable, less allowance for
   doubtful accounts of $35,000                    13,389,460        5,269,516
  Accounts receivable, trade acceptance drafts      5,383,194        6,477,424
  Prepaid expenses                                     12,903            9,010
                                                   -----------      -----------
     Total current assets                          21,317,625       19,108,415
                                                   -----------      -----------

Property and equipment:
  Furniture and fixtures                              412,422          308,717
  Leasehold improvements                              143,915          142,672
                                                   -----------     -----------
                                                      556,337          451,389
  Less accumulated depreciation                       247,266          213,084
                                                   -----------     -----------
                                                      309,071          238,305
                                                   -----------     -----------

Other asset, security deposits                         26,542           17,742
                                                   -----------     -----------

                                                  $21,653,238      $19,364,462
                                                  ===========      ===========



                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Cash advance from bank                                           $ 1,019,392
  Customer deposits                                                     26,587
  Accounts payable                               $ 1,995,808         1,995,148
  Accrued expenses                                    44,425            11,759
  Payroll taxes payable                                                  6,862
  Income taxes payable                               174,071            67,432
                                                  -----------      -----------
    Total current liabilities                      2,214,304         3,127,180
                                                  -----------      -----------

Commitments

Deferred rent liability                               38,657            45,165
                                                 -----------       -----------

Shareholders' equity:
  Common stock, $.0001 par value; authorized 100,000,000 shares, issued and outstanding 8,263,751 shares at December 31,1997 and
  7,470,681 at June 30, 1997                            826                747
  Common stock purchase warrants
  Additional paid in capital                     13,676,921         12,505,787
  Retained earnings                               5,722,530          3,685,583
                                                -----------        -----------
                                                 19,400,277         16,192,117
                                                 ----------         ----------

                                                $21,653,238        $19,364,462
                                                ===========        ===========






     See notes to condensed consolidated financial statements.
                                                                            F-2

                     ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

               FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                       (Unaudited)









                                                        Six Months Ended                      Three Months Ended
                                                          December 31,                           December 31,



                                                1997                 1996              1997                1996
                                                ----                 ----              ----                ----


Net sales                                    $43,117,444        $16,458,567        $23,115,859         $8,880,533

Cost of sales                                 39,307,247         14,860,738         21,013,001          7,956,924
                                             -----------        -----------        -----------         ----------

Gross profit                                   3,810,197          1,597,829          2,102,858            923,609

Selling, general and
 administrative expenses                       1,589,073            903,359            903,006            517,997
                                             -----------        -----------        -----------         ----------

Income from operations                         2,221,124            694,470          1,199,852            405,612
                                             -----------        -----------        -----------         ----------

Other income (charges):
  Miscellaneous income                             9,435
  Interest income                                 62,220             15,881             11,852              5,382
  Interest expense                         (     62,540)      (     31,562)      (     58,056)       (     6,050)
                                            -----------        -----------        -----------         ----------

                                                   9,115      (     15,681)      (     46,204)       (       668)
                                             -----------       -----------        -----------         ----------

Income before income
 taxes                                         2,230,239            678,789          1,153,648            404,944

Income tax expense                               193,292             46,735             69,555             32,765
                                             -----------        -----------        -----------         ----------

Net income                                   $ 2,036,947        $   632,054        $ 1,084,093         $  372,179
                                             ===========        ===========        ===========         ==========

Earnings per common share:
  Primary                                    $       .24        $      0.10        $       .13$     0.06
                                              ===========        ===========        =====================
  Fully diluted                              $       .24        $      0.10        $       .13$     0.06
                                              ===========        ===========        =====================

Weighted average common shares outstanding:
   Primary                                     8,434,256          6,120,337          8,615,574          6,465,153
                                             ===========        ===========        ===========         ==========
   Fully diluted                               8,434,256          6,120,337          8,615,574          6,465,153
                                             ===========        ===========        ===========         ==========












     See notes to condensed consolidated financial statements.
                                                                            F-3

                             ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                             FOR THE PERIOD JULY 1, 1995 TO DECEMBER 31, 1997
                                           (Unaudited)












                                                          Common Stock          Additional
                                                          $.0001 Par Value       Paid in           Retained
                                                  Shares         Amount          Capital           Earnings           Total


Balance at June 30, 1995                         5,330,681         $533        $ 2,041,873       $1,024,628        $ 3,067,034

Issuance of common stock                           352,500           35          1,065,264                           1,065,299

Net income for the year
 ended June 30, 1996                                                                                757,374            757,374
                                                 ---------         ----         ----------       ----------         ----------

Balance at June 30, 1996                         5,683,181          568          3,107,137        1,782,002          4,889,707

Issuance of common stock                           652,500           65          1,922,214                           1,922,279

Issuance of common stock on
 exercise of stock purchase
 options                                           450,000           45            987,455                             987,500

Issuance of common stock                           685,000           69          6,488,981                           6,489,050

Net income for the year
 ended June 30, 1997                                                                              1,903,581          1,903,581
                                                 ---------         ----        -----------      -----------        -----------

Balance at June 30, 1997                         7,470,681          747         12,505,787        3,685,583         16,192,117

Issuance of common stock on
 exercise of stock purchase
 options                                           793,070           79          1,171,134                           1,171,213

Net income for the six
 months ended December
 31, 1997                                                                                         2,036,947          2,036,947
                                                 ---------         ----        -----------      -----------        -----------

Balance at December 31,
 1997                                            8,263,751         $826        $13,676,921       $5,722,530        $19,400,277
                                                 =========         ====        ===========       ==========        ===========











     See notes to condensed consolidated financial statements.
                                                                             F-4

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)









                                                                                        1997               1996
                                                                                        ----               ----

Cash flow from operating activities:
  Net income                                                                        $2,036,947         $  632,054
  Adjustments to reconcile net income
   to cash provided by operating activities:
     Depreciation                                                                       34,182
  Changes in assets and liabilities:
    Accounts receivable                                                           ( 7,025,714)       ( 3,211,690)
    Accounts receivable, other                                                                             59,785
    Prepaid expenses                                                              (     3,893)       (    10,238)
    Interest receivable                                                                                     2,719
    Accounts payable                                                                       660       (   310,838)
    Accrued expenses                                                                    32,666       (     4,719)
    Payroll taxes payable                                                         (     6,862)
    Income taxes payable                                                               106,639             25,433
    Customer deposits                                                             (    26,587)       (    55,954)
    Security deposits                                                             (     8,800)       (       950)
    Deferred rent                                                                 (     6,508)       (     5,031)
                                                                                   ----------         ----------

    Net cash used in operating activities                                         ( 4,867,270)       ( 2,879,429)
                                                                                   ----------         ----------

Investing activities:
  Purchase of property and equipment                                              (   104,948)       (    52,771)
                                                                                   ----------         ----------

    Net cash used in investing activities                                         (   104,948)       (    52,771)
                                                                                   ----------         ----------

Financing activities:
  Proceeds from issuance of common stock                                             1,171,213          2,038,800
  Decrease in cash advances, bank                                                 ( 1,019,392)       (   502,846)
                                                                                   ----------         ----------

    Net cash provided by financing activities                                          151,821          1,535,954
                                                                                    ----------         ----------

Net increase (decrease) in cash                                                   ( 4,820,397)       ( 1,396,246)

Cash, beginning of period                                                            7,352,465          1,924,805
                                                                                    ----------         ----------

Cash, end of period                                                                 $2,532,068         $  528,559
                                                                                    ==========         ==========

Supplemental  disclosures from cash flow information:  Cash paid during the year for:
     Interest                                                                       $   62,540         $   37,251
                                                                                    ==========         ==========
     Income taxes                                                                   $  101,446         $   15,973
                                                                                    ==========         ==========







     See notes to condensed consolidated financial statements.
                                                                         F-5

                              ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 SIX MONTHS ENDED DECEMBER 31, 1997
                                            (Unaudited)






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





2. Organization of the Company:

     The Company, formerly Acquisition Capability, Inc., was incorporated in the State of Delaware on April 3, 1987. On September 2, 1988, the Company acquired 100% of the issued and outstanding shares of Allstate Travel Corp., a New York corporation incorporated on August 13, 1985 and Actrade International, Corp., a New York corporation incorporated on July 18, 1985. Allstate operates as a travel agency. Actrade represents various U. S. manufacturers and distributors by buying and exporting their products overseas. Actrade Capital, Inc., a wholly owned subsidiary of Actrade International, Ltd., was incorporated in Delaware in May of 1991. Actrade Capital, Inc. offers alternatives to existing accounts receivable financing to both domestic and foreign companies. Standard Corporation, a wholly owned foreign corporation and subsidiary of Actrade International, Corp., was incorporated in Antigua and Bermuda on February 12, 1988 and was acquired in January 1990. On December 22, 1991, Standard Corporation changed its corporate name to Actrade South America. American Cooling, Inc., a wholly owned subsidiary of Actrade International, Ltd. was incorporated in Delaware in 1992 and was inactive. American Care Industries, was incorporated in 1993 and was inactive. American Care Industries, Inc. is a wholly owned subsidiary of Actrade International, Ltd. Amworld Credit, Inc. was incorporated in 1994 and was inactive at September 1994. On August 14, 1997, TAD International Ltd. was incorporated under the laws of Antiqua and Barluda. TAD International, Ltd. is a wholly owned subsidiary of Actrade International, Ltd. and has been inactive since formation.

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

                            ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   SIX MONTHS ENDED DECEMBER 31, 1997
                                            (Unaudited)



3. Principles of consolidation:

     The consolidated financial statements of Actrade International, Ltd. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of Allstate Travel Corp., Actrade South America, a foreign corporation, Actrade Capital, Inc., American Cooling, Inc. and TAD International, Ltd. are included as the subsidiaries of Actrade International, Ltd.


4. Related party transactions:

     During each of the three years ended December 31, 1997, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand.

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


     In December 1991, Actrade entered into a non-cancelable 36 month operating lease to house its Florida office. The lease provides for monthly payments of $734 plus cost of living increases annually, capped @ 5% per annum. The lease was renewed on December 24, 1994 for a three year term under the above terms and expires on December 24, 1997. This

                             ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   SIX MONTHS ENDED DECEMBER 31, 1997
                                             (Unaudited)




5.  Leases (continued):

     lease was not renewed as the Company moved its offices under the terms of a new lease signed December 16, 1997. The lease is for a one year period expiring December 25, 1998 and carries rent at $14,685 per year or $1,224 per month.


     In August 1996, Actrade Capital, Inc. entered into a 12 month lease expiring on August 31, 1997 for space in an Illinois office suite which was extended until October 31, 1997. Both parties have the option to terminate the lease with thirty days written notice to either party. The lease provides for monthly payments of $1,100 on the first day of each month. This lease was extended until October 31, 1997, at which time the lease was terminated.


     On October 13, 1997 Actrade Capital, Inc. entered into a three year lease expiring October 31, 2000 in an illinois office suite. The lease provides for monthly payments of $2,502.00 increasing annually at a rate of 1.5%.


     In May 1997, Actrade Capital, Inc. entered into a 15 month lease for office space in Utah. The lease expires July 31, 1998 and calls for monthly rent payments in the amount of $329. In April 1997, Actrade Capital, Inc. entered into a lease agreement for additional space in its New York office. The lease expires on March 31, 2000 and calls for rent of $1,628 per month in the first year, $1,672 per month in the second year and $1,716 per month in the third year. This lease terminated January 31, 1998.


     Beginning July 1, 1997, Actrade entered into a lease agreement for additional space in its New York facility. The lease, which carries rent at $3,000 per month, expires on October 31, 1998.


     On October 15, 1997, Actrade Capital, Inc. entered into a lease in Pennsylvania for a six and one-half month period with monthly rentals of $1,400 per month.


      Future minimum lease payments required under non-cancelable operating leases by fiscal year are as follows:

                      December 31, 1998                           $104,118
                      December 31, 1999                           $ 51,002
                      December 31, 2000                           $ 30,908

      Rent  expense   amounted  to  $79,165  and  $41,713  for  1997  and  1996, respectively.



     Actrade South America, maintains a separate sales office in Israel, held by a commissioned sales agent of the Company. The terms of the agreement are reviewable yearly and the annual fee was $9,000 in 1997 and $6,000 in 1996, subject to adjustment based upon the commissions paid to the agent during such year.

                              ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   SIX MONTHS ENDED DECEMBER 31, 1997
                                             (Unaudited)





6. Income taxes:

    The components of income tax expense are:
                                                   Six months       Six months
                                                     Ended            Ended
                                                   December 31     December 31
                                                     1997              1996
                                                     ----              ----
    Income taxes currently payable:
      Federal                                      $126,095         $ 33,134
      State                                          67,197           17,006
                                                   --------          --------
                                                    193,292           50,140
                                                   --------          --------

    Deferred tax expense arising from:
      Excess of Financial accounting
       depreciation over tax                     (   2,024)        (   1,443)

      Excess of tax deductible rent over rent
       expense for financial accounting purposes (     976)        (   1,962)
                                                   --------          --------
                                                 (   3,000)        (   3,405)
                                                   --------          --------

    Total income tax expense                      $193,292          $ 46,735
                                                  ========           ========



    Deferred income tax provisions resulting from differences between accounting for financial statement purposes and accounting for tax purposes are reflected above.

    Areconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:



                                                 Six months         Six months
                                                   Ended              Ended
                                                 December 31        December 31
                                                    1997               1996
                                                    ----               ----
      Computed tax at the expected
       statutory rate                            $843,587           $259,351

      Surtax exemption                          (  16,750)        (  16,750)

      State income taxes                           67,197            17,006

      Foreign income                            ( 697,742)        ( 209,467)

      Other                                     (   3,000)        (   3,405)
                                                  --------          --------

      Income tax expense                         $193,292          $ 46,735
                                                 ========           ========

                              ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  SIX MONTHS ENDED DECEMBER 31, 1997
                                           (Unaudited)






6.  Income taxes (continued):

    The effective statutory rate for 1997 was 39% for federal tax purposes.

     The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $5,548,539 at December 31, 1997 and $2,495,444 at December 31, 1996.



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



7. Accounts receivable, trade acceptance drafts:

     As of December 31, 1997, Actrade Capital, Inc., formerly Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., had sold and assigned all outstanding Trade Acceptance Drafts (TAD's) to Banco Portuguese De Atlantico (Bank). The total TAD amounts due from the banks were $5,383,194 at December 31, 1997. The bank purchases the TAD's at the face value and advances these amounts to Actrade Capital, Inc. The bank purchases the TAD's without recourse, Actrade Capital, Inc. has granted a security interest in all TAD's purchased by the bank for all accounts represented by the TAD's together with all guaranties and collateral. As each TAD is collected, the face amount will be credited to the Actrade account. Interest is payable at 1% over prime per annum on the outstanding advances, which will be charged on the first day of each month.

                               ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   SIX MONTHS ENDED DECEMBER 31, 1997
                                            (Unaudited)





8. Reconciliation of shares used in computation of earnings per share:


                                         Six months ended    Six months ended
                                           December 31,        December 31,
                                        1997        1996      1997       1996
                                        ----        ----      ----       ----
         Weighted average of shares
           actually outstanding      8,076,470  5,985,337   7,663,755 5,701,621
         Common stock purchase
           warrants and options        357,786    135,000     395,661   110,000
                                     ---------  ---------   --------- ---------

         Primary and fully diluted
           weighted average common
           shares outstanding        8,434,256  6,120,337   8,059,416 5,811,621
                                     =========  =========   ========= =========




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



10. Common stock purchase warrants and options outstanding:

    Summary of warrants (w) and options (o) outstanding:


                              Warrants    (w)    Exercise       Expiration
                     Date     Options     (o)     Price            Date

    Amos Aharoni   06/30/95    38,318    (w)    $ 1.35           06/30/98
    Amos Aharoni   06/30/96   200,000    (w)      3.35           06/30/99
    Amos Aharoni   10/01/96   132,915    (w)      5.00           09/30/99
    Amos Aharoni   01/01/97   176,629    (w)      6.05           12/31/99
    Amos Aharoni   04/01/97   207,157    (w)      9.70           03/31/00
    Amos Aharoni   06/01/97     3,000    (o)      5.00           12/31/00
    Amos Aharoni   07/01/97   220,000    (o)     11.20           06/30/00
    Amos Aharoni   10/01/97    56,382    (o)     13.53           09/30/00
                             ---------
                            1,034,401
                            ---------

    John Woerner   02/06/97     2,500    (w)      5.00           12/31/00
                            ---------

                                ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    SIX MONTHS ENDED DECEMBER 31, 1997
                                                (Unaudited)





10. Common stock purchase warrants and options outstanding (continued):

    Summary of warrants (w) and options (o) outstanding (continued):

                                     Warrants  (w)     Exercise     Expiration
                        Date         Options   (o)       Price        Date

   Leon Schorr        01/21/97        2,500    (w)       6.40       01/20/01
   Leon Schorr        02/06/97        2,500    (o)       5.00       12/31/00
   Leon Schorr        02/06/97        3,000    (o)       5.00       12/31/00
                                   ---------
                                      8,000
                                   ---------

   Elizabeth Melnick   11/30/95       20,000    (o)       1.50       11/29/99
   Elizabeth Melnick   08/08/96        5,000    (o)       3.00       08/08/96
   Elizabeth Melnick   01/01/97        2,500    (o)       5.00       12/31/00
   Elizabeth Melnick   01/01/97        3,000    (o)       5.00       12/31/00
   Elizabeth Melnick   01/21/97        2,500    (w)       6.40       01/20/01
                                    ---------
                                      33,000
                                    ---------

   Other employees    various        60,660    (o)       1.50         2000
                                   ---------
                                                     to 12.55
          Total                   1,138,561
                                  =========


    In the quarter ended December 31, 1997, 793,070 warrants were exercised at prices ranging from $1.25 to $6.40, resulting in net proceeds to the Company of $1,171,213 and the issuance of 793,070 common shares.

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



11. Subsequent events:

    On January 22, 1998, the Company issued Amos Aharoni, as part of a compensation agreement, an option for 1,000,000 shares of the Company's common stock at an exercise price of $15.40 per share with an expiration date of January 22, 2005. The exercise price of the option is equal to the market value on the date of grant.

                              ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    SIX MONTHS ENDED DECEMBER 31, 1997
                                               (Unaudited)







11. Subsequent events (continued):

     In October 1995, the FASB issued Statement 123, Accounting for Stock-based Compensation (SFAS 123). This statement is effective for transactions that are entered into in fiscal years beginning after December 15, 1995. SFAS 123 establishes a fair value-based method of accounting for employee stock options. This method provides for compensation cost to be charged to results of operations at the grant date. However, the statement allows companies to continue to follow the accounting treatment prescribed by Accounting Principles Board Opinion 25. Opinion 25 generally requires compensation cost to be recognized only for the excess of the quoted market price at the grant date over the price that an employee must pay to acquire stock. Companies electing to continue with Option 25 must take disclosure of net income as if SFAS 123 had been adopted.



     The Company has determined the method of accounting that it will follow for stock options by continuing the use of Opinion 25. However, the Company does not expect that adoption of the requirements of SFAS 123 would have a material impact on the financial position, results of operations or cash flows. Accordingly, no compensation cost will be recognized in 1998.



     In January 1998, Amos Aharoni assigned to the Company all patent rights for the trade acceptance draft process for $1.

 ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
            RESULTS OF OPERATIONS

I.  Results of Operations

During the first six months of fiscal 1998, ended December 31, 1997, the Company had combined gross revenues of $43,117,444, as compared to $16,458,587 for the first six months of fiscal 1997, an increase of almost 162%. During this period, cost of revenues totaled $39,307,247, as compared to $14,860,738 for the same period last year, virtually unchanged at approximately 91% of total revenues. This resulted in gross profits from operations of $3,810,197 for the first half of fiscal 1998, an increase of $2,212,368 (or approximately 138% higher than the first half of fiscal 1997), with net profits from operations, after provision for interest and taxes, of $2,036,947 for this period, as compared to $632,054 for the same period last year, an increase of approximately 222% over last year. Based upon the Company's currently issued and outstanding shares, the Company's earnings per share for the first half of fiscal 1998, ended December 31, 1997, reached $0.24 per share, as compared to $0.10 per share for the first quarter of fiscal 1997, an increase of 140%.

The substantial increase in gross revenues during the first half of fiscal 1998, which equaled over 99% of the Company's total revenues during all of fiscal 1997, was primarily due to the expansion of the Company's operations through (i) significantly increased revenues by Actrade Capital Inc. ("Capital") through its TAD Program, discussed separately below (see "III. Actrade Capital, Inc. And The Trade Acceptance Draft Program") and (ii) the increased sales by its subsidiary Actrade S.A.

With respect to the three months ended December 31, 1997, gross revenues reached $23,115,859 (up over 160% from the second quarter of fiscal 1997; gross profits climbed to $2,102,858 (an increase of over 128% from the second quarter of fiscal 1997); income from operations totaled $1,199,852 (up approximately 196% from the same period in fiscal 1997); and net earnings after interest income and interest expense and allowance for taxes reached $1,084,093 (an increase of 192% from fiscal 1997), or approximately $0.13 per share for the second quarter of fiscal 1998 as compared to $0.06 per share for the second quarter of fiscal 1997. The cost of revenues during the second quarter of fiscal 1998, expressed as a percentage of gross revenues was 90.9%, as compared to 89.6% for the same period last year.


 As a result of the foregoing factors, the Company's net operating income expressed as a percentage of gross revenues continued to increase from 4.2% at the end of the first half of fiscal 1997 to almost 4.8% at the end of the first quarter of fiscal 1998 and reaching a new high of almost 5.2% at the end of the first half of fiscal 1998. This continued the trend experienced during fiscal 1997 and, in significant part, reflected the success of the Company's commitment to Capital's TAD Program. Although management believes that continued increases in revenues by Capital and by Actrade S.A. during the balance of fiscal 1998 will help this ratio to remain stable, management cannot predict the impact thereon of the substantial expenditures anticipated in connection with the next phase of Capital's expansion program.


In addition, a review of the Company's Statement of Operations shows that the cost of goods sold, as a percentage of total sales, has increased from approximately 83% in fiscal 1990 to approximately 90.7% for fiscal 1997 (which is slightly lower than the 91.7% level reached in fiscal 1996) and approximately 91.5% for the first half of fiscal 1998. This increase is the result of the markup experienced by Capital being lower than the markup associated with the Company's international trade operations. As revenues from the TAD Program increase as a percentage of overall revenues, the Company's overall profit margins will decrease.

Continuing the trend first established at the end of the first quarter of fiscal 1998, the major portion of the Company's revenues, over 57.5% at the end of the first half of fiscal 1998, are now derived from Capital's TAD Program ($24,806,174 during the first half of fiscal 1998), with the international trading division accounting for slightly over 33% ($14,420,358) of the Company's total gross revenues for this period.


 As stated in the Company's Annual Report on Form 10-K for fiscal 1997, management may elect to terminate Allstate's operations and to phase out this aspect of its operations during fiscal 1998. No final decision on this issue has yet been reached. During the first half of fiscal 1998, Allstate's total sales aggregated only $16,446 which amounted for less than 1/10 of 1% of the Company's total revenue.
                                                                          F-14

II.  Discussion of Financial Condition


 On a consolidated basis, at December 31, 1997 the Company had total assets of $21,653,238 (compared with $19,364,462 at June 30, 1997, the end of fiscal 1997)
with total current liabilities of $2,214,304 (compared with $3,127,180 at June 30, 1997). Of the Company's assets at December 31, 1997, $2,532,068 was in the form of cash and cash equivalent (compared to $7,352,465 at June 30, 1997). The substantial decrease in cash and cash equivalent at December 31, 1997 reflects the utilization of a significant portion of the proceeds of a private placement of the Company's common stock completed on June 30, 1997, wherein the Company realized $6,850,000 in gross proceeds, most of which remained in the form of cash at the Company's fiscal year-end. For the most part, the proceeds from this private placement were utilized to purchase TADs as part of Capital's TAD Program.


In addition to cash, $9,573,742 represents trade accounts receivable, and $9,198,912 represented TADs receivable (including $5,383,194 of TADs, which have been sold to a bank). The increase in the Company's assets at December 31, 1997 over fiscal year end was principally due to the increase in cash on hand, an increase in trade acceptance drafts receivable, including both "TADs in safe" and "Due from banks," and trade accounts receivable.


 At December 31, 1997, the Company's total stockholders' equity increased to $19,400,277, as compared to $16,192,117 at June 30, 1997. The principal source of funds for the Company's operations are revenues earned by its operating subsidiaries. As previously reported, on June 30, 1997, the Company concluded a private placement of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933 and received gross proceeds therefrom of $6,850,000. Virtually all the proceeds from this offering were designated by the Company for the continued expansion of Capital's TAD Program. A significant portion of the proceeds received were utilized for the purchase of TADs by Capital.


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


At December 31, 1997 the Company also had property, less accumulated depreciation, of $309,071, (compared to $238,305 at June 30, 1997) and security deposits, prepaid expenses and loans to employees of $26,542, $7,517 and $5,386 respectively. In connection with the Company's relocation during fiscal 1990, it received an 18-month rent abatement from its landlord. To conform to applicable accounting procedures, the value of this abatement is being amortized over the life of the lease. At December 31, 1997 the Company continued to show $38,657 in deferred rent liability.


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

 At December 31, 1997, the Company had totally eliminated outstanding loans payable to its bank, which had totaled $339,815 at September 30, 1997, representing advances against Capital's credit line. This credit line from a major European Bank is fully secured by the proceeds due from TADs which have been sold to its bank but which have not yet been collected. Consequently, the payment of these outstanding loans is not expected to have an impact upon the Company's liquidity. This loan amount is constantly changing based upon a number of factors including the total amount of TADs sold to the bank and the extent to which Capital needs to utilize this credit facility. As of the date of this Report, the Company has a total credit facility available of $3.5 Million, in the aggregate, with its bank. As of December 31, 1997, no part of this facility was being used by Capital.

 During June, 1997, Capital secured an additional credit facility from a major US bank, in the amount of $3 Million. At December 31, 1997 this facility remained unused and management is now negotiating to extend and expand the credit facility. If these negotiations are successful, this facility will be available to finance the continued purchase of TADs by Capital from its customers in much the same manner as its other existing bank facility.


Effective December 15, 1997, the Company secured a third facility for up to $5.5 Million from a private financial overseas institution. This facility permits Capital to sell TADs received from qualified customers to this institution without recourse to Capital. During any period where this facility is used, Capital will be charged interest on open amount during the time TADs remain unpaid equal to Libor plus 2 points.



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


During the first half of fiscal 1998, Capital's revenues reached $24,806,174, as compared with $7,312,871 for the first half of fiscal 1997 (ended December 31, 1996), an increase of over 239%. Cost of revenues totaled $23,234,002 resulting in gross profits of $1,572,172 during the first half as compared to $6,853,928 and $458,943 respectively. This represented an increase in gross profits of more than 242% over last year. After general and administrative expenses of $1,071,823, interest expense of $62,392 and provision for taxes of $65,694, Capital realized net income from its operations of $372,263, as compared to net income of only $91,064 an increase of over 308%. During the first quarter, management began implementation of the next phase of its expansion program. It remains too early for management to make any forecast with respect to the impact upon the Company earnings resulting from these new efforts.
                                                                          F-16

As  previously  reported,  on December 2, 1997 the United States Patent
Office officially granted to Mr. Amos Aharoni a patent with respect to the use of trade acceptance drafts in Capital's TAD Program. Mr. Aharoni has assigned all of his right, title and interest in and to said patent to Actrade International, Ltd. in consideration of the payment of $1.00. Mr. Aharoni will not be entitled to receive any other form of compensation or royalty in connection with said patent.


IV.  Trends Affecting Liquidity, Capital Resources and Operations

Actrade International Corp. - Export Division.

Over the years, economic conditions in the United States have caused many American manufacturers to seek new markets for their products and, in particular, to turn to foreign markets to boost domestic sales. Management believes that over the past several years this trend, coupled with renewed demand for American products and improved buying power of foreign currencies, has been beneficial to the Company" export division and has been a major factor in the growth of this division.

This trend is now being affected by a number of other factors which could adversely affect future growth rates for the Company's export operations. Most importantly among these has been the renewed strength of the American Dollar compared to other currencies which has had the effect of making American products too expensive to compete with foreign-made products. Principally this is due to the impact that reduced foreign labor costs have upon the price of competitive merchandise.




Actrade S.A. - International Trade Division.


 To meet the changing conditions in the international marketplace, the Company initiated an expansion of the operations of Actrade S.A., which compliments export operations by providing foreign sources for products. Management believes that by utilizing the foreign network available to Actrade S.A. as a source of comparable, less expensive foreign made products, the Company will gain the flexibility needed to meet changing product demands over the coming years and adequately offset any decline in its export operations. These changing trends have been the principal reason for the dramatic increase in sales revenues by Actrade S.A.



Another result of these changing world conditions, which recently have had an adverse impact on foreign markets for US products (and probably most importantly) has been the impact of the availability of (or lack of) trade financing. In management's opinion, the real "key" to success in international trading has, at least at present, become the ability to provide trade financing in addition to competitive pricing for products. To meet this changing market demand, during fiscal 1997 the Company initiated a further expansion of the international trading operations of Actrade S.A. Due to the financial strength of the Company, Actrade S.A. has been in a position to fill the financing void created by the dramatic increase in worldwide demand, thereby allowing it to capture a larger share of the current market demand.

The effects of this trend are evident in the Company's operating results for both fiscal 1997 and during the current period. Sales by Actrade S.A. rose dramatically from $7,689,000 during fiscal 1996 to $14,743,695 during fiscal 1997 and $14,420,358 for the first half of fiscal 1998 (compared to $5,379,169 for the first half of fiscal 1997). Apart from proving management's assumption that as sales of US products decrease, sales of foreign products will increase, these results also point out another important factor, to wit, that worldwide demand for all types of products is increasing. However, management cannot predict whether the extraordinary rise in sales revenues experienced by Actrade S.A. will continue. At present, while product demand is high and the availability of trade financing is low, Actrade S.A. enjoys a favorable position in the market. As these factors stabilize and as trade financing becomes more readily available, it is likely that this advantage will decrease.

C. Actrade Capital, Inc.

With respect to the TAD Program, management has not identified any trends which have had, or which can reasonably be expected in the future to have, any adverse impact upon the operations of Capital or the TAD Program in general. As of the date of this report, management is not aware of any other company operating a program similar to the TAD Program and, as demonstrated by Capital's growth rate since the introduction of the TAD Program (see discussion above), Capital's revenues and profits continue to reach new record levels each quarter.


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



Dated:  February 4, 1998



                                    ACTRADE INTERNATIONAL, LTD.




                                    BY:_/s/Alexander C.  Stonkus
                                       Alexander C. Stonkus,
                                       Chief Financial Officer