Form 10-Q/A
period 1997-12-31
ACTRADE INTERNATIONAL LTD
filed 1998-02-09
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549




                                                     FORM 10-Q/A

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

                               ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   SIX MONTHS ENDED DECEMBER 31, 1997
                                            (Unaudited)





8. Reconciliation of shares used in computation of earnings per share:


                                         Six months ended    Three months ended
                                           December 31,        December 31,
                                        1997        1996      1997       1996
                                        ----        ----      ----       ----
         Weighted average of shares
           actually outstanding      8,076,470  5,985,337   8,257,788 5,985,337
         Common stock purchase
           warrants and options        357,786    135,000     357,786   135,000
                                     ---------  ---------   --------- ---------

         Primary and fully diluted
           weighted average common
           shares outstanding        8,434,256  6,120,337   8,615,574 6,120,337
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