Form 10-Q
period 1998-03-31
ACTRADE INTERNATIONAL LTD
filed 1998-04-23
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549




                                                     FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended   March 31, 1998

                                                        or

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

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at March 31, 1998

Common Stock, par value $0.0001
 per share                                               8,273,751

                                                       INDEX



Part I.  Financial information


  Item 1.  Condensed consolidated financial statements:


             Balance sheet as of March 31, 1998 and
             June 30, 1997                                              F-2

             Statement of operations for nine and three
             months ended March 31, 1998 and 1997                       F-3

             Statement of shareholders' equity                          F-4

             Statement of cash flows for the nine months
             ended March 31, 1998 and 1997                              F-5

             Notes to consolidated condensed financial statements    F-6 - F-13



  Item 2. Management's discussion and analysis of financial condition


Part II.  Other information


Signatures

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEET

                                         MARCH 31, 1998 AND JUNE 30, 1997
                                                    (Unaudited)




                                    ASSETS
                                                     March 31,      June 30,
                                                       1998           1997
                                                       ----           ----

Current assets:
  Cash                                             $ 7,027,979     $ 7,352,465
  Accounts receivable, less allowance for
   doubtful accounts of $35,000                     13,524,446       5,269,516
  Accounts receivable, trade acceptance drafts       1,793,067       6,477,424
  Prepaid expenses                                      43,329           9,010
                                                    -----------     -----------
     Total current assets                           22,388,821      19,108,415
                                                    -----------     -----------

Property and equipment:
  Furniture and fixtures                               467,939         308,717
  Leasehold improvements                               143,915         142,672
                                                    -----------     -----------
                                                       611,854         451,389
  Less accumulated depreciation                        268,880         213,084
                                                    -----------     -----------
                                                       342,974         238,305
                                                     ----------     -----------

Other assets:
  Patent right                                               1
  Security deposits                                     27,135          17,742
                                                     -----------    -----------

                                                        27,136          17,742
                                                     -----------    -----------

                                                   $22,758,931     $19,364,462
                                                   ===========     ===========



                   LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Cash advance from bank                                          $ 1,019,392
  Customer deposits                                                    26,587
  Accounts payable                                 $ 1,922,320      1,995,148
  Accrued expenses                                       9,644         11,759
  Deferred income                                       47,131
  Payroll taxes payable                                                 6,862
  Income taxes payable                                 206,939         67,432
                                                    -----------    -----------
    Total current liabilities                        2,186,034      3,127,180
                                                    -----------    -----------

Commitments

Deferred rent liability                                 35,404         45,165
                                                    -----------     -----------

Shareholders' equity:
  Common stock, $.0001 par value; authorized 100,000,000 shares, issued and outstanding 8,273,751 shares at March 31, 1998 and
  7,470,681 at June 30, 1997                               827            747
  Common stock purchase warrants
  Additional paid in capital                        13,706,920     12,505,787
  Retained earnings                                  6,829,746      3,685,583
                                                    -----------    -----------
                                                    20,537,493     16,192,117
                                                    -----------    -----------

                                                   $22,758,931    $19,364,462
                                                   ===========    ===========




     See notes to condensed consolidated financial statements.
                                                                           F-2

                          ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                      (Unaudited)










                                                       Nine Months Ended                     Three Months Ended
                                                           March 31,                              March 31,
                                                1998                 1997              1998                1997
                                               ----                 ----              ----                ----


Net sales                                    $68,671,402        $29,456,296        $25,553,958        $12,997,729

Cost of sales                                 62,655,911         26,846,681         23,348,664         11,985,943
                                             -----------        -----------        -----------        -----------

Gross profit                                   6,015,491          2,609,615          2,205,294          1,011,786

Selling, general and
 administrative expenses                       2,544,461          1,436,053            955,388            532,694
                                             -----------        -----------        -----------        -----------

Income from operations                         3,471,030          1,173,562          1,249,906            479,092
                                             -----------        -----------        -----------        -----------

Other income (charges):
  Miscellaneous income                            30,508                                21,073
  Interest income                                 68,599             15,957              6,379                 76
  Interest expense                         (    148,265)      (     34,839)      (     85,725)      (      3,277)
                                            -----------        -----------        -----------        -----------

                                           (     49,158)      (     18,882)      (     58,273)      (      3,201)
                                            -----------        -----------        -----------        -----------

Income before income
 taxes                                         3,421,872          1,154,680          1,191,633            475,891

Income tax expense
 (benefit)                                       277,709             18,905             84,414      (     27,830)
                                             -----------        -----------        -----------       -----------

Net income                                   $ 3,144,163        $ 1,135,775        $ 1,107,219        $   503,721
                                             ===========        ===========        ===========        ===========

Earnings per common share:
  Primary                                    $       .37        $      0.18        $       .13$              0.08
                                             ===========        ===========        =============         =========
  Fully diluted                              $       .37        $      0.18        $       .13$              0.08
                                             ===========        ===========        =============         =========

Weighted average common shares outstanding:
   Primary                                     8,496,387          6,351,547          8,625,248          6,635,125
                                             ===========        ===========         ===========         ==========
   Fully diluted                               8,496,387          6,351,547          8,625,248          6,635,125
                                             ===========        ===========         ===========         ==========












     See notes to condensed consolidated financial statements.
                                                                            F-3

                             ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                              FOR THE PERIOD JULY 1, 1995 TO MARCH 31, 1998
                                              (Unaudited)












                                                          Common Stock          Additional
                                                          $.0001 Par Value       Paid in           Retained
                                                  Shares         Amount          Capital           Earnings           Total


Balance at June 30, 1995                         5,330,681         $533        $ 2,041,873       $1,024,628        $ 3,067,034

Issuance of common stock                           352,500           35          1,065,264                           1,065,299

Net income for the year
 ended June 30, 1996                                                                                757,374            757,374
                                                 ---------         ----         ----------       ----------         ----------

Balance at June 30, 1996                         5,683,181          568          3,107,137        1,782,002          4,889,707

Issuance of common stock                           652,500           65          1,922,214                           1,922,279

Issuance of common stock on
 exercise of stock purchase
 options                                           450,000           45            987,455                             987,500

Issuance of common stock                           685,000           69          6,488,981                           6,489,050

Net income for the year
 ended June 30, 1997                                                                              1,903,581          1,903,581
                                                 ---------         ----        -----------      -----------        -----------

Balance at June 30, 1997                         7,470,681          747         12,505,787        3,685,583         16,192,117

Issuance of common stock on
 exercise of stock purchase
 options                                           803,070           80          1,201,133                           1,201,213

Net income for the nine
 months ended March
 31, 1998                                                                                         3,144,163          3,144,163
                                                 ---------         ----        -----------       ----------        -----------

Balance at March 31, 1998                        8,273,751         $827        $13,706,920       $6,829,746        $20,537,493
                                                 =========         ====        ===========       ==========        ===========












     See notes to condensed consolidated financial statements.
                                                                            F-4

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)









                                                          1998          1997
                                                          ----          ----

Cash flow from operating activities:
  Net income                                          $3,144,163    $1,135,775
  Adjustments to reconcile net income
   to cash provided by operating activities:
     Depreciation                                         55,796        28,178
  Changes in assets and liabilities:
    Accounts receivable                              ( 3,570,573)  ( 4,856,340)
    Accounts receivable, other                                          70,783
    Prepaid expenses                                 (    34,319)  (    20,489)
    Interest receivable                                                  3,162
    Accounts payable                                 (    72,828)  (   165,404)
    Accrued expenses                                 (     8,977)          827
    Deferred income                                       47,131
    Income taxes payable                                 139,507   (    12,840)
    Customer deposits                                (    26,587)  (    55,954)
    Security deposits                                (     9,393)  (       950)
    Deferred rent                                    (     9,761)  (     7,546)
                                                       ----------   -----------
    Net cash used in operating activities            (   345,841)  ( 3,880,798)
                                                       ----------    ----------

Investing activities:
  Patent right                                       (         1)
  Purchase of property and equipment                 (   160,465)  (   101,246)
                                                       ----------    ----------

    Net cash used in investing activities            (   160,466)  (   101,246)
                                                       ----------    ----------

Financing activities:
  Proceeds from issuance of common stock               1,201,213     2,938,800
  Decrease in cash advances, bank                    ( 1,019,392)  (   552,627)
                                                       ----------    ----------

    Net cash provided by financing activities            181,821     2,386,173
                                                       ----------    ----------

Net decrease in cash                                 (   324,486)  ( 1,595,871)

Cash, beginning of period                              7,352,465     1,924,805
                                                       ----------   ----------

Cash, end of period                                   $7,027,979    $  328,934
                                                      ===========   ==========

Supplemental  disclosures from cash flow information:  Cash paid during the year for:
     Interest                                         $  148,265   $   15,957
                                                       ==========    ==========
     Income taxes                                     $  138,202   $   39,361
                                                       ==========    ==========







     See notes to condensed consolidated financial statements.
                                                                           F-5

                          ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   NINE MONTHS ENDED MARCH 31, 1998
                                           (Unaudited)




     1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1997, included in its Annual Report filed on Form 10-K. All reference to Actrade in these footnotes, relate to Actrade International, Ltd., the Company's wholly owned subsidiaries.


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



3. Principles of consolidation:

     The consolidated financial statements of Actrade International, Ltd. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of Allstate Travel Corp., Actrade South America, a foreign corporation, Actrade International Corp., Actrade Capital, Inc., American Cooling, Inc. and TAD International, Ltd. are included as the subsidiaries of Actrade International, Ltd.

                        ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                NINE MONTHS ENDED MARCH 31, 1998
                                        (Unaudited)




4. Risks and uncertainties:

    The Company sells in foreign markets. There is no guarantee that the foreign market will continue to develop since the incorporation of foreign and domestic government intervention, economic conditions world wide and any other unforeseen situations may occur.

    With respect to Actrade Capital, Inc. and its TAD Program, the Company faces strong competition from many established financial institutions, including banks, insurance companies and receivables financing (factoring) companies. Actrade Capital, Inc.'s TAD Program (see Note 8)
     is based upon the introduction of a Trade Acceptance Draft (TAD). There is no assurance that management will be successful in either gaining the necessary market acceptance for the TAD Program or in securing adequate additional capital to expand to its full commercial potential.


5. Related party transactions:

    During each of the three years ended December 31, 1997, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand.

    The Company has entered into several employment agreements with its officers.


6.  Leases:

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

    In December 1991, Actrade entered into a non-cancelable 36 month operating lease to house its Florida office. The lease provides for monthly payments of $734 plus cost of living increases annually, capped @ 5% per annum. The lease was renewed on December 24, 1994 for a three year term under the above terms and expires on December 24, 1997. This

                        ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                NINE MONTHS ENDED MARCH 31, 1998
                                        (Unaudited)




6.  Leases (continued):

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

    In May 1997, Actrade Capital, Inc. entered into a 15 month lease for office space in Utah. This lease was terminated in January 1998. In April 1997, Actrade Capital, Inc. entered into a lease agreement for additional space in its New York office. The lease expires on March 31, 2000 and calls for rent of $1,628 per month in the first year, $1,672 per month in the second year and $1,716 per month in the third year.

    Beginning July 1, 1997, Actrade entered into a lease agreement for additional space in its New York facility. The lease, which carries rent at $3,000 per month, expires on October 31, 1998.

    On October 15, 1997, Actrade Capital, Inc. entered into a lease in Pennsylvania for a six and one-half month period with monthly rentals of $1,400 per month.

     Beginning March 1, 1998, Actrade Capital, Inc. entered into a lease in Kansas for a thirteen month period expiring March 31, 1999. The lease calls for monthly rentals of $693.

    Effective March 15, 1998, Actrade Capital, Inc. entered into a lease in Houston, Texas. The lease, which expires March 15, 1999, carries a rent of $850 per month.

    Future minimum lease payments required under non-cancelable operating leases by fiscal year are as follows:

                      March 31, 1999                 $163,817
                      March 31, 2000                 $113,757
                      March 31, 2001                 $ 12,890

    Rent expense amounted to $122,973 and $65,516 for 1998 and 1997, respectively.

                         ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NINE MONTHS ENDED MARCH 31, 1998
                                           (Unaudited)




6.  Leases (continued):

     Actrade South America, maintains a separate sales office in Israel, held by a commissioned sales agent of the Company. The terms of the agreement are reviewable yearly and the annual fee was $9,000 in 1998 and $6,000 in 1997, subject to adjustment based upon the commissions paid to the agent during such year.


7. Income taxes:

    The components of income tax expense are:
                                                    Nine months     Nine months
                                                       Ended           Ended
                                                     March 31        March 31
                                                       1998            1997
                                                       ----            ----
    Income taxes currently payable:
      Federal                                       $176,417       $  7,750
      State                                          102,864          8,462
                                                    --------        --------
                                                     279,281         16,212
                                                    --------        --------

    Deferred tax expense arising from:
      Excess of Financial accounting
       depreciation over tax                      (   3,036)      (   2,165)

      Excess of tax deductible rent over rent
       expense for financial accounting purposes      1,464           4,858
                                                    --------        --------
                                                  (   1,572)          2,693
                                                    --------        --------

    Total income tax expense                       $277,709        $ 18,905
                                                   ========         ========


    Deferred income tax provisions resulting from differences between accounting for financial statement purposes and accounting for tax purposes are reflected above.

    A reconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:

                                                    Nine months    Nine months
                                                       Ended          Ended
                                                     March 31        March 31
                                                       1998           1997
                                                       ----           ----
      Computed tax at the expected
       statutory rate                              $1,271,013       $442,952

      Surtax exemption                            (    16,750)    (  16,750)

      State income taxes                              102,864         8,462

      Foreign income                              ( 1,077,846)    ( 418,452)

      Other                                       (     1,572)        2,693
                                                    ----------     --------

      Income tax expense                           $  277,709      $ 18,905
                                                    ==========     ========

                          ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NINE MONTHS ENDED MARCH 31, 1998
                                          (Unaudited)







7.  Income taxes (continued):

    The effective statutory rate for 1998 was 39% for federal tax purposes.

    The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $6,571,412 at March 31, 1998 and $3,049,642 at March 31, 1997.

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



8. Trade Acceptance Drafts receivable, bank:

   As of March 31, 1998, Actrade Capital, Inc.'s, formerly Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., total TAD amounts due from the bank were $1,793,067. The bank purchases the TAD's at the face value and advances these amounts to Actrade Capital, Inc. The bank purchases the TAD's without recourse and Actrade Capital, Inc., has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all guarantees and collateral, and all proceeds of the above. The bank will purchase each TAD by advancing to Actrade Capital, Inc. 75% of the face amount of each TAD assigned and delivered by overdraft on the Actrade Capital, Inc. account. At March 31, 1998, there were no advances on the overdraft. As each TAD is collateralized, the face amount will be credited to the Actrade account to reduce the advanced overdraft. Interest is payable at 1% over prime per annum on the outstanding advances, which shall be charged on the 1st day of each month.


   As of March 1, 1998, Actrade Capital, Inc. has recorded in income all TAD's issued with a 90 day expiration date. Any TAD's issued for over 90 days have been recorded as deferred income at March 31, 1998. Deferred income from TAD's over 90 days amounted to $47,131.

                            ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   NINE MONTHS ENDED MARCH 31, 1998
                                            (Unaudited)





9. Reconciliation of shares used in computation of earnings per share:



                                  Nine months ended         Three months ended
                                      March 31,                  March 31,
                                 1998          1997         1998        1997
                                 ----          ----          ----        ----



  Weighted average of shares
    actually outstanding        8,139,501   6,216,547     8,268,362   6,500,125
    Common stock purchase
     warrants and options         356,886     135,000       356,886     135,000
                                ---------   ---------     ---------   ---------

   Primary and fully diluted
    weighted average common
     shares outstanding         8,496,387   6,351,547     8,625,248   6,635,125
                               ==========   =========     =========   =========





10. Common stock purchase warrants and options outstanding:

    Summary of warrants (w) and options (o) outstanding:



                                   Warrants   (w)     Exercise    Expiration
                         Date      Options    (o)      Price         Date


    Amos Aharoni      06/30/95      38,318    (w)     $ 1.35       06/30/98
    Amos Aharoni      06/30/96     200,000    (w)       3.35       06/30/99
    Amos Aharoni      10/01/96     132,915    (w)       5.00       09/30/99
    Amos Aharoni      01/01/97     176,629    (w)       6.05       12/31/99
    Amos Aharoni      04/01/97     207,157    (w)       9.70       03/31/00
    Amos Aharoni      06/01/97       3,000    (o)       5.00       12/31/00
    Amos Aharoni      07/01/97     220,000    (o)      11.20       06/30/00
    Amos Aharoni      10/01/97      56,382    (o)      13.53       09/30/00
    Amos Aharoni      01/06/98       2,500    (o)      14.30       01/05/02
    Amos Aharoni      01/09/98      44,430    (o)      19.50       12/31/00
                                  ---------

                                 1,081,331
                                 ---------


    John Woerner     01/06/98       2,500     (o)      14.30       01/05/02
                                 ---------

                           ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  NINE MONTHS ENDED MARCH 31, 1998
                                           (Unaudited)




10. Common stock purchase warrants and options outstanding (continued):

    Summary of warrants (w) and options (o) outstanding (continued):

                                     Warrants  (w)     Exercise    Expiration
                        Date         Options   (o)       Price        Date

     Leon Schorr     01/21/97         2,500    (w)       6.40       01/20/01
     Leon Schorr     02/06/97         2,500    (o)       5.00       12/31/00
                                   ---------
                                      5,000
                                      -----

     Elizabeth Melnick   11/30/95    20,000    (o)       1.50       11/29/99
     Elizabeth Melnick   08/08/96     5,000    (o)       3.00       08/08/99
     Elizabeth Melnick   01/01/97     2,500    (o)       5.00       12/31/00
     Elizabeth Melnick   01/01/97     3,000    (o)       5.00       12/31/00
     Elizabeth Melnick   01/21/97     2,500    (w)       6.40       01/20/01
     Elizabeth Melnick   01/06/98     2,500    (o)      14.30       01/05/02
                                    ---------
                                     35,500

     Other employees      various   120,407    (o)       1.50      2000-2002
                                   ---------         to 14.30

    Total                         1,244,738
                                  =========


    In the quarter ended December 31, 1997, 793,070 warrants were exercised at prices ranging from $1.25 to $6.40, resulting in net proceeds to the Company of $1,171,213 and the issuance of 793,070 common shares.

    In the quarter ended March 31, 1998, 10,000 options were exercised at a price of $3.00 resulting in net proceeds to the Company of $30,000 and the issuance of 10,000 common shares.

    On January 22, 1998, the Company issued Amos Aharoni, as part of a compensation agreement, an option for 1,000,000 shares of the Company's common stock at an exercise price of $15.40 per share with an expiration date of January 22, 2005. The exercise price of the option is equal to the market value on the date of grant. This option was subsequently cancelled in February of 1998.

    In October 1995, the FASB issued Statement 123, Accounting for Stock-based Compensation (SFAS 123). This statement is effective for transactions that are entered into in fiscal years beginning after December 15, 1995. SFAS 123 establishes a fair value-based method of accounting for employee stock options. This method provides for compensation cost to be charged to results of operations at the grant date. However, the statement allows companies to continue to follow the accounting treatment prescribed by Accounting Principles Board Opinion 25. Opinion 25 generally requires compensation cost to be recognized only for the excess of the quoted market price at the grant date over the price that an employee must pay to acquire stock. Companies electing to continue with Opinion 25 must make disclosure of net income as if SFAS 123 had been adopted.

                          ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  NINE MONTHS ENDED MARCH 31, 1998
                                         (Unaudited)









10. Common stock purchase warrants and options outstanding (continued):

    The Company has determined the method of accounting that it will follow for stock options by continuing the use of Opinion 25. However, the Company does not expect that adoption of the requirements of SFAS 123 would have a material impact on the financial position, results of operations or cash flows. Accordingly, no compensation cost will be recognized in
     1998.



11. Patent rights:

    In January 1998, Amos Aharoni assigned to the Company all patent rights for the trade acceptance draft process for $1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

I.  Results of Operations

During the first nine months of fiscal 1998, ended March 31, 1998, the Company had combined gross revenues of $68,671,402, as compared to $29,456,296 for the first nine months of fiscal 1997, an increase of over $39,215,106 or 133%. Cost of sales during this period totaled $62,655,911, or 91% of gross revenues, as compared to cost of goods sold for the same period in fiscal 1997 of $26,846,681, or 91.1% of gross revenues. This resulted in gross profits from operations of $6,015,491 for the nine month period ended March 31, 1998, compared to $2,609,615 for the same period in fiscal 1997, an increase of $3,405,876 (or approximately 130%) from the first nine months of fiscal 1997. After general and administrative expenses of $2,544,461, income from operations increased to $3,471,030, as compared to $1,173,562 for the same period last year, an increase of 190%. After interest income and expenses and provisions for income taxes, the Company experienced net earnings of $3,144,163, as compared to $1,135,775 for the first nine months of fiscal 1997 (an increase of 177%), or $0.37 per share as compared to $0.18 per share for the same period last year.

The substantial increase in gross revenues during the nine months of fiscal 1998, which equaled 157% of the Company's total revenues for all of fiscal 1997, was primarily due to the expansion of the Company's operations through (i) significantly increased revenues by Actrade Capital Inc. ("Capital") through its TAD Program, discussed separately below (see "III. Actrade Capital, Inc. And The Trade Acceptance Draft Program") and (ii) the increased sales by its subsidiary Actrade S.A.

With respect to the three months ended March 31, 1998, gross revenues reached $25,553,958 (up 97% from the third quarter of fiscal 1997); gross profit climbed to $2,205,294 (an increase of 118% from the third quarter of fiscal 1997); income from operations totaled $1,249,906 (up 161% from the same period in fiscal 1997); and net earnings after interest income and expenses and allowances for income taxes reached $1,107,216 (an increase of 120% from fiscal 1997), or $0.13 per share for the quarter ended March 31, 1998 (as compared to $0.08 for the third quarter of fiscal 1997. Management believes that any analysis of operating results for the first nine months of fiscal 1998 must consider the escalating costs associated with the ongoing expansion of operations by Capital, including both increased personnel and the opening of new regional sales offices associated with the TAD Program which are discussed separately below.

During the nine months ended March 31, 1998, the Company's operating income expressed as a percentage of gross revenues decreased slightly to 5.1% from 5.2% at the end of the first half of fiscal 1998. However, this ratio remained substantially improved from the 4.2% level at the end of the first nine months of fiscal 1997. This continued the trend which began during fiscal 1997 and, in significant part, reflected the success of the Company's commitment to Capital's TAD Program. Although management believes that continued increases in revenues by Capital and by Actrade S.A. during the balance of fiscal 1998 will help this ratio to remain stable, management cannot predict the impact thereon of the substantial expenditures anticipated in connection with Capital's ongoing expansion program.

In addition, a review of the Company's Statement of Operations shows that the cost of goods sold, as a percentage of total sales, has increased from approximately 83% in fiscal 1990 to approximately 90.7% for fiscal 1997 (which is slightly lower than the 91.7% level reached in fiscal 1996) and approximately 91% for the first nine months of fiscal 1998 (which is down from 91.5% at the end of the first half of fiscal 1998). This increase is the result of the markup experienced by Capital being lower than the markup associated with the Company's international trade operations. As revenues from the TAD Program increase as a percentage of overall revenues, the Company's overall profit margins will decrease.

The increase in gross revenues during this period continues to be due primarily to the expansion of Actrade's operations through (i) the continued growth of Capital's TAD Program, discussed separately below (see "III. Impact of Trade Acceptance Draft Program and the Operations of Capital"), and (ii) the continued growth within Actrade's existing product lines, in particular with the operations of Actrade S.A. As was the case during fiscal 1997, the increase in revenues during this period resulted from increased product sales rather than from price increases for the Company's products and operating revenues derived from Capital.

Continuing the trend first established at the end of the first quarter of fiscal 1998, the major portion of the Company's revenues, over 58% at the end of the first nine months of fiscal 1998, are now derived from Capital's TAD Program ($40,143,813 during the first nine months of fiscal 1998), with the international trading division accounting for slightly over 33.3% ($22,918,264) of the Company's total gross revenues for this period.

As stated in the Company's Annual Report on Form 10-K for fiscal 1997, management may elect to terminate Allstate's operations and to phase out this aspect of its operations during fiscal 1998. No final decision on this issue has yet been reached. During the first nine months of fiscal 1998, Allstate's total sales aggregated only $23,184, which accounted for less than 1/10 of 1% of the Company's total revenues.

II.  Discussion of Financial Condition

On a consolidated basis, at March 31, 1998 the Company had total assets of $22,758,931, compared with $19,364,462 at June 30, 1997, the end of fiscal 1997,
(an increase of $3,394,469 or 17.5%). Total current liabilities at March 31, 1998 decreased to $2,168,393, compared with $3,127,180 at June 30, 1997, (a decrease of $958,787 or almost 31%). Of the Company's assets at March 31, 1998, $7,027,979 was in the form of cash and cash equivalent (compared to $7,352,465 at June 30, 1997). The decrease in cash and cash equivalent at March 31, 1998 reflects the ongoing utilization of available cash by Capital in connection with its TAD Program. Shortly before the end of the third quarter, Capital sold approximately $5 Million of TADs to a private overseas financial institution. This sale was without recourse to Capital. Most of the proceeds received from this sale remained in the form of cash at March 31, 1998.

In addition to cash, $8,335,771 represents trade accounts receivable, and $7,016,742 represented TADs receivable (including $1,793,067 of TADs, which have been sold to a bank). The increase in the Company's assets at March 31, 1998 over fiscal year end was principally due to the increase in trade acceptance drafts receivable, including both "TADs in safe" and "Due from banks," and trade accounts receivable.

At March 31, 1998, total stockholders' equity increased to $20,537,493, as compared to $16,192,117 at June 30, 1997. The principal source of funds for the Company's operations is revenues earned by its operating subsidiaries. As previously reported, on June 30, 1997, the Company concluded a private placement of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933 and received gross proceeds therefrom of $6,850,000. Virtually all the proceeds from this offering were designated by the Company for the continued expansion of Capital's TAD Program. A significant portion of the proceeds received were utilized for the purchase of TADs by Capital.

During the balance of the current fiscal year, ending June 30, 1998, the Company projects no significant additional capital expenditures in connection with any of the Company's operations except in connection with the continued expansion of the operations of Capital. Management plans to establish a number of additional Sales and Marketing Offices in connection with the marketing of Capital's TAD Program. During the third quarter of fiscal 1998 Capital opened two new sales offices, in Houston and Kansas City, which are not expected to contribute to Capital's revenues until late in the fourth quarter, although much of the set-up costs of these offices were incurred during the third quarter. Consequently, no estimate can be made at this time of the potential impact, either positive or negative, that these new offices will have upon revenues or profits during fiscal 1998.

At March 31, 1998 the Company also had property, less accumulated depreciation, of $342,974 (compared to $238,305 at June 30, 1997) and security deposits, prepaid expenses and Patent rights of $27,135, $43,329 and $1 respectively. The Company's Patent rights resulted from the sale by Mr. Amos Aharoni, CEO of the Company, of all his right title and interest in the Patent obtained for the TAD Program process (see discussion below). In connection with the Company's relocation during fiscal 1990, it received an 18-month rent abatement from its landlord. To conform to applicable accounting procedures, the value of this abatement is being amortized over the life of the lease. At March 31, 1998 the Company continued to show $35,404 in deferred rent liability.

The Company's accounts payable are all current.

At December 31, 1997, the Company had eliminated outstanding loans payable to its bank, which had totaled $339,815 at September 30, 1997, representing advances against Capital's credit line. This credit line from a major European Bank is fully secured by the proceeds due from TADs which have been sold to the bank but which have not yet been collected. Due to the Company's available cash, management elected not to draw against this credit line thereby eliminating the interest expense associated therewith. However, this loan amount is constantly changing based upon a number of factors including the total amount of TADs sold to the bank and the extent to which Capital needs to utilize this credit facility. As of the date of this Report, the Company has a total credit facility available of $3.5 Million, in the aggregate, with this bank. As of March 31, 1998, no part of this facility was being used by Capital.

During June, 1997, Capital secured an additional credit facility from a major US bank, in the amount of $3 Million which was never used by the Company. At March 31, 1998 management continues to discuss the possible extension of the credit facility. If these discussions come to fruition, this facility will be available to finance the continued purchase of TADs by Capital from its customers in much the same manner as its other existing bank facility.

Effective December 15, 1997, the Company secured a third facility for up to $5.5 Million from a private financial overseas institution. This facility permits Capital to sell TADs received from qualified customers to this institution without recourse to Capital. During any period where this facility is used, Capital will be charged interest on open amount during the time TADs remain unpaid.

With respect to the Company's working capital needs, management believes that operating revenues from its subsidiaries will continue to reflect a profit, on a consolidated basis, during the balance of fiscal 1998 and management expects revenues will be adequate to meet the Company's operating cash needs for the foreseeable future.

As of the date of this Report, all of the Company's total accounts receivable at June 30, 1997, in the amount of $3,361,821 have been collected.

III. Impact of the Trade Acceptance Draft Program and the Operations of Capital.

During fiscal 1994, the first full year of operations for the TAD Program, Capital generated gross revenues of $927,757 (compared to $247,809 during fiscal
1993). During fiscal 1995, management implemented an aggressive new marketing plan for the TAD Program, which resulted in gross revenues of $3,703,493 for fiscal 1995, almost 300% higher than fiscal 1994. During fiscal 1996, as Capital continued to step-up its marketing program, Capital generated gross revenues of $7,993,932, almost 116% higher than fiscal 1995.

By fiscal 1997 Capital began to expand its sales force and added new regional sales offices. As a result, gross revenues increased to $21,668,573, over 171% higher than fiscal 1996. For fiscal 1997, Capital's operations reflected a gross profit from operations of $1,366,322 with net pre-tax income of $224,669.

Capital's operating revenues during the first nine months of fiscal 1998 totaled $40,143,813, or approximately 58.5% of the Company's total revenues during this period, as compared to total revenues of $14,066,755, or approximately 47.8% of total revenues, during the first nine months of fiscal 1997. Perhaps most importantly however, Capital's gross revenues during this period were $26,077,058 higher than in the same period last year, an increase of more than 185%.

During this period, Capital also had interest expenses of $147,804, while incurring direct selling, general and administrative expenses of $1,816,734 (which included both a percentage of indirect overhead costs and the costs associated with the addition of two new sales offices), which resulted in net operating income before taxes of $606,909, with net income of $517,472 after an allowance for taxes of $89,437.

With respect to Capital's expansion plan, based upon management's experience with the TAD Program over the past four years, management has determined to place its primary emphasis on developing a domestic force of aggressive new sales representatives with a solid background in sales and the experience to present the TAD Program to large domestic and multi-national companies.

During the third quarter of fiscal 1998, two new sales offices were opened. Due to the need to train personnel and to promote the TAD Program to the target market in each region, neither office generated any revenues during the period ended March 31, 1998. It has been management's experience that a newly established sales office will require from 3 to 6 months to begin generating revenues. Consequently, although both the Houston and Kansas City office are expected to begin generating revenues during the fourth quarter of fiscal 1998, no projection of the extent of such revenues can be made at this time.

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



IV.  Trends Affecting Liquidity, Capital Resources and Operations.

A.  Actrade Capital, Inc.

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

Actrade International Corp. - Export Division.

Over the years, economic conditions in the United States have caused American manufacturers to seek new markets for their products and, in particular, to turn to foreign markets to boost domestic sales. Management believes that over the past several years this trend, coupled with renewed demand for American products and improved buying power of foreign currencies, has been beneficial to the Company's export division and has been a major factor in the growth of this division.

This trend is now being affected by a number of factors which could adversely affect future growth rates for the Company's export operations. Most importantly among these has been the renewed strength of the American Dollar compared to other currencies which has had the effect of making American products too expensive to compete with foreign-made products. Principally this is due to the impact that reduced foreign labor costs have upon the price of competitive merchandise.

In addition, the recent turmoil in the Asian financial markets is expected to translate into a slow down in orders for American made products from this market segment which is expected to adversely affect the Company's export division. However, to date, the Company has been able to offset this negative trend with increased orders from other markets around the world, although no assurance can be given as to future results, particularly if the crisis in the Asian markets continues.

 Actrade S.A. - International Trade Division.

The operations of Actrade S.A. have been designed to compliment the Company's export operations by providing foreign sources for products. Management believes that by utilizing the foreign network available to Actrade S.A. as a source of comparable, less expensive foreign made products, the Company will gain the flexibility needed to meet changing product demands over the coming years and adequately offset any decline in its export operations. These changing trends have been the principal reason for the dramatic increase in sales revenues by Actrade S.A.

Another result of these changing world conditions, which recently have had an adverse impact on foreign markets for US products (and probably most importantly) has been the impact of the availability of (or lack of) trade financing. In management's opinion, the real "key" to success in international trading has, at least at present, become the ability to provide trade financing in addition to competitive pricing for products. During fiscal 1997 the Company experienced a further expansion of the international trading operations of Actrade S.A. Due to the financial strength of the Company, Actrade S.A. has been in a position to benefit from the financing void created by the dramatic increase in worldwide demand, thereby allowing it to capture a larger share of the current market demand.

The effects of this trend are evident in the Company's operating results for both fiscal 1997 and during the current period. Sales by Actrade S.A. rose dramatically from $7,689,000 during fiscal 1996 to $14,743,695 during fiscal 1997 and $22,918,264 for the first nine months of fiscal 1998 (compared to $10,436,453 for the first nine months of fiscal 1997). Apart from proving management's assumption that as sales of US products decrease, sales of foreign products will increase, these results also point out another important factor, to wit, that worldwide demand for all types of products is increasing. However, management cannot predict whether the extraordinary rise in sales revenues experienced by Actrade S.A. will continue. At present, while product demand is high and the availability of trade financing is low, Actrade S.A. enjoys a favorable position in the market. As these factors stabilize and as trade financing becomes more readily available, it is likely that this advantage will decrease.

Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future.

VI Inflation.

During the past few years inflation in the United States has been relatively stable which, coupled with the relative strength of foreign currencies discussed above, has had a beneficial effect upon the Company's operations in that the products it offers have been competitively priced in relation to comparable foreign made products. Although the recent strength of the American dollar abroad has served to diminished the demand for American products, in management's opinion, the impact on its export sales is not expected to be significant within the foreseeable future. However, should the American economy again experience double digit inflation rates, as was the case in the past, the impact upon prices for American goods could adversely affect the export division's ability to effectively compete in its overseas markets.

Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

None during this period.

         SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: April  23, 1998



ACTRADE INTERNATIONAL, LTD.



BY:__/s/Alexander C. Stonkus_________
     Chief Operating Officer and Chief
      Financial Officer