Form 10-K
period 1998-06-30
ACTRADE INTERNATIONAL LTD
filed 1998-08-17
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      FORM 10-K

(Mark One)
/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
                             EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended June 30, 1998


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

         Common - 8,541,051 Shares Outstanding as of the date of this Report (Title Of Class)

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

State the issuer's revenues for its most recent fiscal year.  $98,475,496

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of August 12, 1998, the value of such stock was: $91,674,592.

                                                     FORM 10-K

                                             ACTRADE INTERNATIONAL LTD.
                                                    JUNE 30, 1998

PART I

ITEM 1.  BUSINESS

General.

     Actrade International, Ltd. ("Actrade" or the "Company") was incorporated under the name "Acquisition Capability, Inc." in Delaware on April 3, 1987. In 1989, the Company acquired Actrade International Corp. ("International") and Allstate Travel Corp. ("Allstate"), both New York corporations, making both companies wholly owned subsidiaries. See, "BUSINESS OPERATIONS - Actrade International, Corp. and Allstate Travel, Corp." below. In 1991, the Company acquired an inactive foreign corporation, Actrade S.A., as a wholly owned subsidiary, to participate in foreign transactions that do not involve American products. See, "BUSINESS OPERATIONS - Actrade S.A." below. In fiscal 1993, the Company established Actrade Capital Inc. ("Capital") for the purpose of offering innovative financial services to domestic companies. In fiscal 1998, the Company formed Actrade Forfaiting, Inc. ("Forfaiting"), a Bahamian corporation, for the purpose of developing and marketing similar innovative financial services for international companies.



                              BUSINESS OPERATIONS

Actrade Capital Inc.:

During fiscal 1993, Capital was formed to engage in the development and commercialization of new trade-financing services for the domestic US market. In mid-1993, Capital completed development of a new system to manage and finance accounts receivable of American companies through the use of Trade Acceptance Drafts (the "TAD Program"). The TAD Program is designed to improve the management of accounts receivable, improve cash flow and increase sales. It allows Sellers to offer credit terms to their commercial customers through the use of pre-authorized debit drafts ("TADs") that Capital purchases and, on their due date, processes for payment.

Definition of a TAD.

Essentially, a "TAD" is a draft which is prepared by the seller of goods or services ("Sellers") and accepted by the buyer of the goods or services ("Buyers") by the Buyers signing and delivering the draft back to the Seller. This acceptance of the draft confirms that: (i) the goods or services have been delivered by the Seller; (ii) the goods or services were checked and accepted by the Buyer; and (iii) it establishes a specific payment date. The draft itself constitutes the payment instrument for the transaction according to its terms. In addition, the TAD is negotiable so that the Seller may endorse it and transfer it to another party. At its most basic level, a TAD can be viewed as a negotiable promissory note which at its due date is collected like an ordinary check.

Three major steps are involved in the TAD Program:

Generating the TAD: By agreement between the Seller and Buyer, a Buyer "pays" the Seller by signing and delivering a TAD or series of TADs.

Purchasing the TAD: Periodically, a Seller will endorse and offer its TADs for sale to Capital who then evaluates the TADs and decides which TADs it will purchase and upon what terms; these terms must then be accepted by the Seller.

Collecting the TADs: On the due date, either Capital or the bank to which the TADs have been sold collects the TADs directly from the Buyers bank account without any further involvement of either the Seller or Buyer.

BENEFITS OF THE TAD PROGRAM.

There are three major benefits of the TAD Program. First, it serves as a means for a Seller to finance his accounts receivable by substituting TADs for the open receivable. In most cases, Sellers can obtain payment for TADs sold to Capital within 48 hours, thereby providing them critically needed cash flow. Second, the use of TADs allows the Seller to give credit terms to his Buyers which in most cases gives him a clear advantage over his competition and serves as a sales tool. Finally, the TADs provide a collection mechanism by allowing the TAD to be charged directly against the Buyer's bank account on the due date.

- Safety.

The  TAD  Program   incorporates   many  safeguards  to  minimize  the  risk  of
non-payment. In management's opinion, the following features of the TAD Program will reduce the risk of non-collection:

Diversification. By accepting TADs issued by a large number of customers, the risk of loss is reduced. Each Seller typically deals with TAD's from many unrelated companies. Therefore, the extent of Capital's exposure from nonpayment by any one company is limited.

Guarantees  and  Insurance.  Most  TADs are  unconditionally  guaranteed  by the
 participant  and,  where  appropriate,   by  the  participant's  individual
 principals. Further, in many cases, Capital is able to secure collection of TADs it will purchase through business credit insurance policies it has secured with major insurance carriers. These policies, in the aggregate, currently covers losses up to $10 Million.

Since the introduction of the TAD Program on a test basis in fiscal 1993, Capital's growth has exceeded management's expectation. Gross revenues from the TAD Program have increased from a modest $247,809 in fiscal 1993, to $55,541,301 during fiscal 1998. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below for an analysis of Capital's operations.

As of the date of this Report, management is not aware of any other financial service program offered in the United States that utilizes trade acceptance drafts. On December 2, 1997 Patent No. 5,694,552 was issued by the United States Patent Office on the processes involved in the TAD Program.

- Expansion of US Target Market:

Management has discovered that the TAD Program is being utilized by some large companies to manage certain "special situations" which do not fall within their conventional credit terms. This opened an entirely new market for the TAD Program in the United States and management has aggressively pursued development of this market segment, a process which will continue into fiscal 1999 and beyond. During fiscal 1998, Capital developed a new marketing and promotional approach specifically designed to reach these large companies by educating them as the various ways that using TAD's can increase sales, lower their current collection costs and reduce delinquent customer accounts.

From its experience to date, it has become apparent that the common problem of aging receiveables plague even the largest of companies in much the same way as they do small companies. Further, these companies also consider the cost, both in dollars and personnel time, of pursuing collection of past due accounts a serious problem. The TAD Program can be utilized to address both of these concerns. First, it provides a means of eliminating, or substantially decreasing the problem of aging receiveables with respect to the accounts which utilize TADs as payment instruments. This fosters more effective cash flow management and substantially decreases the amount of aging receiveables on a company's books. Second, it eliminates the need to divert in house personnel to pursue slow paying customers. By allowing the seller to structure payments by its customers up to a six month period the TAD Program allows for a more manageable payment schedule which, in many cases, results in the avoidance of late or defaulted payments.

One factor which management believes makes the TAD Program appealing to large companies is the fact that it can be utilized in conjunction with other forms of financing and only for those accounts which have been slow paying, but dependable, customers.

Expansion Into International Markets and Actrade Forfaiting, Ltd.

In the fourth quarter of fiscal 1998, the Company established a new wholly owned subsidiary, Actrade Forfaiting, Inc., which was incorporated in the Commonwealth of the Bahamas on May 29, 1998 and commenced operations on June 1, 1998. Through Forfaiting, management plans to develop a new marketing program to expand the applicability of the TAD Program to import/export activities and, ultimately, to the international market. This expansion program has been designed in three phases in order to allow management to evaluate, and if necessary to modify, its expansion plans in an orderly and logical manner.


The first phase consists of marketing the TAD Program offered by Capital to foreign sellers of products to the American market. By adapting the TAD Program to this business segment, an American importer of foreign products can, with the cooperation of their foreign suppliers, have access to trade financing not typically available in the import market today. Management believes that this application of the TAD Program will serve to both help American importers by providing them with an available financing tool and will serve to expand access to the US market for foreign companies that would otherwise be reluctant to extend credit terms to American buyers.

This phase was implemented by Capital during the third quarter of fiscal 1997 and has been well received by both foreign sellers and American buyers. Based upon the results to date, management believes this market segment will continue to grow in the same manner as Capital's other developing markets. Operating results to date have clearly shown that the risks inherent in this first phase of Capital's expansion program are no greater than for its existing operations in the US domestic market. This is true since the TADs which Capital will purchase will be issued by US companies and be payable by US banks.

In the second phase of Capital's expansion program the TAD Program will be adapted to the export market. This will allow American companies to offer trade financing terms to their foreign buyers which, in management's opinion, will significantly enhance the US suppliers' position in the export market. However, in the export market the primary difference will be that the TADs that will be purchased will be issued by foreign companies and be drawn on foreign banks.
Forfaiting has been established in order to facilitate these foreign transactions. To mitigate the potential risk involved, Forfaiting has developed a policy that will, in most cases, require transactions financed by the use of TADs to be (i) insurable in a manner similar to that currently used by Capital in the US; and (ii) be subject to the laws of a jurisdiction which recognizes the concept of a holder in due course. To further protect against the risk of loss, management intends to have the parties to the transaction contractually waive their right to claim any commercial dispute in an action to collect defaulted TADs. As mentioned earlier, Forfaiting began commercial activities during the fourth quarter of fiscal 1998 and by June 30, 1998 had generated gross revenues of $3,540,016 with net income from its operations of $206,835, ahead of management's expectations.

The third phase of Capital's expansion program is intended to develop the TAD Program on a truly international level making it available to companies in any country without any tie to the United States. Although this phase is still in its early developmental stage, the Company is proceeding to develop the necessary framework for commercial operations. To this end, Forfaiting has been established as a new foreign subsidiary specifically to handle international TAD transactions. Additionally, preliminary discussions have already begun with several major foreign banks concerning international banking procedures and practices in order to establish working guidelines for this new operation. As part of this effort, the Company is currently in the process of establishing a new office in Toronto, Canada for the purpose of marketing the TAD Program in Canada. Additionally, management is currently evaluating the bank collection systems in various foreign countries in order to establish an initial venue for a "test" TAD Program. Management believes that this aspect of its international TAD Program will achieve commercial scale operations during fiscal 1999.

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

As of the end of fiscal 1998, International's principal product group consisted of Industrial and Commercial Air Conditioning Equipment including package systems, stand alone units and spare parts.

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

During fiscal 1998, ended June 30, 1998, out of Actrade's three principal product groups, the Air Conditioning and Refrigeration Division accounted for gross sales revenues of $7,806,724, or approximately 8% of the Company's total sales. During fiscal 1997, Air Conditioning and Refrigeration sales totaled approximately 14% of total sales for the Company. Although this Division continues to represent a very significant component of the Company's total revenues, the percentage of total revenues represented by it dropped significantly during fiscal 1997 and again during fiscal 1998 due to the increase in revenues by Actrade S.A. (see discussion below) and the substantial expansion of operations by Capital.

During the past fiscal year, no other single product line or related group accounted for more than 10% of the Company's total sales revenues.

- Operations:

International maintains no inventory of products. Rather, it purchases products for its own account upon confirmation of orders from overseas buyers. In this fashion, International (i) acts as a principal in the sale; (ii) does not require warehouse or storage space for inventories; (iii) does not tie up available capital in inventory; and (iv) assures US manufacturers acceptable payment terms in the US thereby eliminating the problems of collecting foreign receivables. Through International, American companies can effectively trade with overseas buyers without the risks and delays associated with the international market.

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

     During fiscal 1998 and 1997 no single customer represented 10% or more of the Company's total sales. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."



Actrade S.A.

     Unlike International, Actrade S.A. engages in all phases of international trade except for the sale of American products. With gross revenues growing from $908,000 in fiscal 1991 to $31,558,737 in fiscal 1998. Actrade S. A. accounted for approximately 32% of the Company's total gross revenues for fiscal 1998 and represented the second largest revenue component of the Company's overall operations (second only to the operations of Capital).


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

In recent years, however, foreign buying power for American products has decreased while foreign buyers looking for comparable, but less expensive, products from foreign sources has been on the rise. This increased demand has benefited the operations of Actrade S.A.

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

To meet this changing market demand, the Company initiated an expansion of the international trading operations of Actrade S.A., which was originally formed to compliment current operations by providing foreign sources for products to meet foreign demand. Due to the financial strength of the Company, Actrade S.A. has been in a position to fill the financing void created by the dramatic increase in worldwide demand, thereby allowing it to capture a larger share of the current market demand. However, management can not predict whether the extraordinary rise in sales revenues experienced by Actrade S.A. during fiscal 1997 and 1998 will continue. At present, while product demand is high and the availability of trade financing is low, Actrade S.A. enjoys a favorable position in the market. As these factors stabilize and as trade financing becomes more readily available, it is likely that this advantage will decrease.

Allstate's Operations

Allstate has operated as a travel agency since 1987, and is duly licensed as a ticketing agent with IATA (International Airlines Travel Agents Network). For several years, the Company has concentrated its efforts in the international trade markets of International and Actrade S.A. and in development of Capital's TAD Program. Consequently, during fiscal 1998, Allstate's total revenues consisted of $28,718, less than 1/100 of 1% of the Company's total revenues during fiscal 1997. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a complete discussion of the Company's revenues and financial condition.

Competition.

Despite its consistent growth in the past, International faces strong competition from many other companies (many of which are larger and have greater financial resources) in three primary areas. First, International competes with export management companies for representation of US manufacturers. Secondly, International competes with local (overseas) manufacturers of products similar to those offered by it. Virtually all products offered by International have competitive products manufactured by foreign companies overseas. Consequently, International must depend upon the quality of the US products it represents and the competitive pricing it can offer in order to effectively compete with local manufacturers. Finally, International competes with US manufacturers engaged in the direct export of their products. All of these factors will have an impact upon International's export operations, revenues, profits and its ability to grow.

With respect to Capital's TAD Program, the Company faces strong competition from many established financial institutions, including banks, insurance companies and receivables financing (factoring) companies. Most of these companies are larger and have greater financial resources. Further, Capital's TAD Program is based upon the use of Trade Acceptance Drafts which, although a long-established instrument in international trade, has been virtually unknown within the US domestic market. Consequently, management faces the additional burden of educating its target market as to the use of this financial instrument and gaining adequate market acceptance of this concept to attract a sufficient number of participating companies in order to make this Program commercially viable. These factors will also impact upon Forfaiting's operations as it initiates its expansion program and moves into the international marketplace. In addition, it is likely that at some point in its expansion program Forfaiting will need to adapt its TAD Program to operate with TADs denominated in various foreign currencies. At that point, the Company will face the risk of loss from currency fluctuations and will bear the additional costs associated with operating in foreign countries. As of the date of this Report, management is not aware of any other financial service program in the United States that utilizes trade acceptance drafts in a manner similar to Capital. However, in the international market, there are a number of other companies offering services similar to those offered by Forfaiting. However, at the present time, management cannot accurately predict the effect that such competition will have on Forfaiting's future operations.

ITEM 2.  PROPERTIES.

The Company's principal corporate offices are located at 7 Penn Plaza, Suite 422, New York, NY 10001, where it occupies approximately 5,000 square feet of office space. This lease expires March 31, 2000, and provides for monthly rentals of $4,400, commencing June 1, 1991 with annual increases of 4.5%. During fiscal 1997, the Company secured an additional 3,477 square feet of office space within 7 Penn Plaza, although not contiguous to its original offices. This space houses both executive and operating offices for the Company and its subsidiaries.

As of December 1, 1991, the Company opened a regional sales office, pursuant to an original three-year lease, which has since been renewed upon similar terms and conditions, with an unaffiliated third party, at 6700 North Andrews Avenue, Suite 101, Ft. Lauderdale, Florida, where it occupies approximately 979 square feet of office space. This office is managed by Mr. Leon Schorr, Vice President.

Actrade S.A. maintains a separate sales office at 14 Benyamin Ave., Nathanya, Israel, where it leases approximately 600 square feet of office space from Mercaz Haneyar Atara Marketing and Distribution Ltd. ("Mercaz"), an unaffiliated third party, who also serves as a commission sales agent for Actrade S.A. Under this agreement, Mercaz also provides Actrade S.A. with all necessary office furniture and equipment, telephone service, basic secretarial and clerical services and an office manager to coordinate Actrade's office operations. Actrade S.A. pays an annual fee of $6,000, which is payable at the end of each year and is subject to downward adjustment based upon the commissions paid to Mercaz during such year.

The Company believes that it's present facilities will be adequate for its purposes for the foreseeable future and does not anticipate the need for additional office or operating facilities. However, as part of Capital's expansion program, management plans to open additional regional sales and marketing offices in connection with its TAD Program. As of the date of this Report, Capital maintains Regional Sales Offices in Philadelphia, Chicago, Houston, Atlanta and Los Angeles. Each of these sales offices consist of less than 2,000 useable square feet and are all leased from independent third parties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual meeting of the Shareholders of the Company was held on November 10, 1997 at which meeting the Shareholders voted upon the following matters:

       Election of the current Board of Directors; and

      Approval of Zeller  Weiss & Kahn as the  Company's  Independent  Public
        Accountants for the 1998 fiscal year.

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

                           PERIOD                   HIGH              LOW
 -------------------------------------------------------------------------
         Quarter ended June  30, 1995              $1.75             $1.25
         Quarter ended September 30, 1995          $1.9375           $1.50
         Quarter ended December 31, 1995           $2.00             $1.5625
         Quarter ended March 31, 1996              $3.1875           $1.75
         Quarter ended June 30, 1996               $5.75             $3.8175
         Quarter ended September 30, 1996          $6.375            $2.75
         Quarter ended December 31, 1996           $8.25             $5.25
         Quarter ended March 31, 1997             $17.625            $7.50
         Quarter ended June 30, 1997              $15.50            $10.75
         Quarter ended September 30, 1997         $12.125           $11.25
         Quarter ended December 31, 1997          $30.00            $14.125
         Quarter ended March  31, 1998            $17.625           $11.8125

On August 12, 1998 the reported closing price for the Company's Common Stock was $14.938 per Share; there were 377 record holders of the Company's Shares; and there were nineteen (19) market makers for the Company's securities.

The Company has not paid any cash dividends and there are presently no plans to pay any such dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including earning, financial condition, capital requirements and other factors. There are no contractual restrictions on the Company's present or future ability to pay dividends. Further, there are no restrictions in any of the Company's subsidiaries which would, in the future, adversely affect the Company's ability to pay dividends to its shareholders.

ITEM 6. SELECTED FINANCIAL DATA:

Summary Balance Sheet Data:                ______________________________________Year Ended June 30___________
                                                   1998               1997                1996           1995            1994
                                                   ----               ----                ----           ----            ----
Total Assets                                $26,137,402        $19,364,462          $8,088,521     $5,987,746      $3,663,777

Total Current Assets                         25,735,916         19,108,415           7,969,782      5,894,571       3,538,629

Total Current Liabilities                     3,512,761          3,127,180           3,198,814      2,856,926       1,353,122

Stockholders Equity                          22,592,920         16,192,117           4,889,707      3,066,918       2,091,667

Retained Earnings                             8,102,398          3,685,583           1,782,002      1,024,628         616,835


Summary Earnings Data:                     ___________________________________Year Ended June 30___________________
                                                   1998               1997                1996           1995            1994
                                                   ----               ----                ----           ----            ----
Total Revenues                              $98,475,496        $43,499,312         $23,837,985    $16,415,804     $12,125,468

Cost of Sales                                90,043,713         39,460,841          21,870,891     14,896,903      10,869,674

Selling, General & Administrative
Expenses                                      3,484,542          2,075,418           1,194,445      1,136,243       1,004,752

Interest Expense                                312,007             44,729             150,113         56,991          25,520

Interest Income                                 174,240             28,684              97,858         78,738          33,981

Income Before Taxes                           4,839,982          2,012,732             778,676        404,405         259,503

Income Tax (Benefit)                            423,167            109,151              21,302        (3,388)           5,253

Net Income                                    4,416,815          1,903,581             757,374        407,793         254,250

Earnings per Share                                 0.52               0.28                0.14           0.08            0.06
-------------------------------------------------------
  The Company's fiscal year ends June 30 of each year.



  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  I.  Results of Operations

  During fiscal 1998, ended June 30, 1998, the Company had combined gross revenues from operations of $98,475,496, as compared to $43,499,312 for fiscal 1997; $23,837,985 for fiscal 1996 and $16,415,804 for fiscal 1995. Total cost of revenues during fiscal 1998 were $90,043,713, as compared to $39,460,841 for fiscal 1997; $21,870,891 in fiscal 1996 and $14,896,903 in fiscal 1995. As a result, the Company realized gross profit from operations of $8,431,783 during fiscal 1998, as compared to $4,038,471 in fiscal 1997; $1,967,094 in fiscal 1996 and $1,518,901 in fiscal 1995.

  The increase in gross revenues during fiscal 1998, approximately 126% above fiscal 1997, was primarily due to the expansion of the Company's operations through (i) significantly increased revenues by Actrade Capital Inc. ("Capital") through its TAD Program, discussed separately below (see "II. Revenues Segment Information - Actrade Capital, Inc. And The Trade Acceptance Draft Program") and (ii) the increased sales by its subsidiary Actrade S.A. The increase in revenues in fiscal 1998 was the result of increased product sales by Actrade S.A., rather than from price increases for the Company's products, and substantially increased operating revenues derived from Capital.

  After selling, general and administrative expenses, depreciation, interest income and expenses, and provision for taxes, including an extraordinary benefit from utilization of net operating loss carry forward, the Company realized a net operating profit of $4,416,815, or $0.52 per share, as compared to $1,903,581, or $0.28 per share, for fiscal 1997 and $757,374, or $0.14 per share, in fiscal 1996. This represented an increase in net operating profits for fiscal 1998 of approximately 132% above fiscal 1997.

  During fiscal 1998, selling, general and administrative expenses continued to show a significant increase to $3,484,542, as compared to $2,075,418 for fiscal 1997, an increase of approximately 68%. However, when expressed as a percentage of overall revenues, selling, general and administrative expenses represented approximately 3.5% of total revenues for fiscal 1998 (compared to 4.7% in fiscal 1997, 5.0% in fiscal 1996 and 6.9% in fiscal 1995). Additionally, approximately $2,570,826 of this amount was due directly to Capital's continued expansion of its operations, as compared to $993,197 during fiscal 1997. Management projects the costs related to Capital's operations will continue to escalate in fiscal 1999, particularly as it accelerates its marketing efforts for the TAD Program (see "II. Revenues Segment Information - Actrade Capital, Inc. And The Trade Acceptance Draft Program").

  Historically, the Company's net operating income, expressed as a percentage of gross revenues increased from 1.21% during fiscal 1992 to a previous high of 2.41% at the end of the third quarter of fiscal 1993 (prior to the impact of the costs associated with Capital's operations). As had been expected, following the introduction of Capital's TAD Program, this ratio fell to its all time low of 2.1% at the end of fiscal 1994; but began to recover significantly in fiscal 1995 when it rose to 2.48% at the end of fiscal 1995, 3.1% at the end of fiscal 1996 and 4.4% during fiscal 1997. During fiscal 1998, due principally to significantly increased revenues from Capital's TAD Program and Actrade S.A., and despite the substantial increased costs of Capital's expansion program, this ratio continued its upward trend and, at the end of fiscal 1998, reached an all time high of 4.5%. Although only slightly higher than fiscal 1997, this ratio confirmed management's belief that there would be leveling off during fiscal 1998, due to the anticipated balance between the cost of its accelerated marketing program and the expected increased revenues from Capital's operations. With the substantial expansion costs expected to be incurred in connection with the Company's TAD Program, both domestically and internationally, management does not expect any significant change, either up or down, in this ratio during fiscal 1999.

  Since fiscal 1989, Management has defer any expansion of Allstate's operations due primarily to the concentration of its personnel and resources in the import/export business of Actrade and, more recently, in the development of the TAD Program. In light of management's continued emphasis in these areas and the expansion of Capital's TAD Program, management does not anticipate any significant change in the level of operations of Allstate. During fiscal 1998, Allstate's total sales aggregated only $28,718 which represented only a very slight increase in gross revenues from fiscal 1997, and accounted for less than 1/20 of 1% of the Company's total revenues.

  As of June 30, 1998, of the Company's total trade accounts receivable in the amount of $3,307,873, approximately 75% have been collected as of the date of this Report and, of the balance, approximately $626,000 are secured by commercial documentary drafts; and approximately $200,000 are open account. This does not include $1,248,368 in Trade Acceptance Drafts receivable which have been sold to an independent financial institution and $7,785,028 in Trade Acceptance Drafts held by the Company. - see Financial Statements, Note 11.

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

Actrade Capital Inc. And The Trade Acceptance Draft Program.

  Following a complete revision of the operating plan for Capital in late fiscal 1993, management developed new trade financing programs intended to be marketed to domestic companies in the United States. Management believed that a strong demand for new, innovative trade financing methods exists among American companies. In late fiscal 1993, Capital offered its first financial program to assist companies in the management and collection of small open accounts receivable - The TAD Program.

  During fiscal 1994, the first full year of operations for this Program, although still in its development stage, Capital generated gross revenues of $927,757, with a net loss from its operations of $50,390. Although showing a modest loss, Capital's operating results for fiscal 1994 exceeded management's expectations.

  During fiscal 1995, management decided to implement an aggressive new marketing plan for the TAD Program, principally in response to the perceived need to educate potential participants in the Program about how trade acceptances work and how they could benefit from the TAD Program.

  As a result, revenues from the TAD Program have increased steadily and significantly each year since it was first introduced. During fiscal 1998, ended June 30, 1998, Capital generated gross revenues of $55,541,301, over 156% higher that fiscal 1997, with direct general and administrative expenses of $2,570,826, an increase of almost 159% over fiscal 1997. The dramatic increase in both gross revenues and general and administrative expenses during fiscal 1998 were the direct result of management's aggressive expansion of its marketing efforts for its TAD Program which began during fiscal 1997, including the initiation of international operations. For fiscal 1998, Capital's operations reflected a gross profit of $3,591,854 (up almost 163% from fiscal 1997), with net pre-tax income of $ 778,328 (up more than 246% over fiscal 1997).

   Actrade International Corp. And Actrade S.A., Ltd.: The International Trade
    Division.

  During fiscal 1998, the Company's four principal overseas markets continued to be (i) the Middle East, (ii) South America (iii) Europe (including Eastern Europe) and (iv) the Pacific Rim. During fiscal 1997, the Company showed increased revenues in all four of these primary markets. The increase experienced in the European area, where sales jumped to $16,897,844, 87.6% higher than fiscal 1997, was due principally to continued strong demand for computers in Eastern Europe and the continued increased sales of Bard air-conditioning units for the tele-communications industry in Europe. The Company also posted increases of over 232% in its South American market, almost 9% in its Middle East market and almost 116% in the Far East. The most significant increase in any single market occurred in the United States, due to the substantial increase in revenues earned by Capital, where total US sales increased by approximately 125% over fiscal 1997. The following table illustrates the Company's gross revenues by market segment during the past four fiscal years:

  Market Segment                         Amount of Revenues for Fiscal Year
  by Area                1998             1997           1996          1995
  --------------       ---------      -----------    -----------   -----------
  Middle East         $5,785,494      $5,321,000     $4,350,000     $3,643,911
  South America      $15,188,933      $4,568,326     $3,424,000     $2,926,184
  Europe             $16,897,844      $9,005,109     $5,300,000     $2,652,436
  Far East            $4,535,200      $2,100,000     $1,750,000     $2,387,653
  United States      $56,068,025     $21,791,000     $8,112,000     $3,975,464
  All Others         $      -0-       $  713,877    $   920,985    $   830,156

  See "FINANCIAL STATEMENTS - Note 5 Foreign and Domestic Operations and Export Sales."

  Management plans to utilize current cash on hand in connection with its international trading operations principally for (i) general working capital reserves to meet any extraordinary or unexpected expenses; (ii)
  and to collateralize interim financing, if required, in connection with Actrade's export operations. Management has, in many cases, utilized assignments of letters of credit from overseas buyers to American manufacturers in payment for products. Although this procedure has been acceptable to most suppliers, with respect to new suppliers or for small purchase orders, this assignment procedure may not be acceptable in the future and the Company may be required to utilize available cash. To date, it has not been necessary to use available cash for this purpose and management does not foresee the need for such financing in the future. See "BUSINESS OPERATIONS."

  During fiscal 1998, ended June 30, 1998, sales by Actrade S.A. totaled $31,558,737, or 32% of the Company's total gross revenues, as compared to $14,743,695, or 33.9% of the Company's total gross revenues for fiscal 1997 and $7,689,000, or 32.3% for fiscal 1996. The increase in gross revenues for Actrade S.A. resulted primarily from the sale of computer systems and related equipment, which represents the culmination of a long-term effort to open the developing markets of Eastern Europe and the former Soviet Union. By opening these markets over the past few years, Actrade S.A. has also solidified it's effort to develop reliable sources for computer systems and hardware.

  However, because of the continued volatile economic and political changes in the world, and particularly in Eastern Europe where Actrade S.A. made a significant portion of its sales during fiscal 1998, it remains virtually impossible to accurately project revenues for Actrade S.A. during fiscal 1999. However, although no assurances can be given, in management's opinion, revenues are expected to continue at approximately the levels experienced during fiscal 1998 and the operations of Actrade S.A. will continue to be an important aspect of the Company's overall operations for the foreseeable future.

  The most significant factor which continues to impact the growth of Actrade S.A. is the continued economic and political instability among the many new, developing nations of the world. Management believes that, as many of these new and developing countries stabilize their internal political and economic conditions, provided that individual currencies can also be stabilized to permit participation in the international markets, the demand for commercial and consumer products will increase, a factor expected to benefit Actrade, S.A. in the future.

  Another factor which management believes will favor the continued growth of Actrade S.A. has been the improved economic environment in the United States. As domestic sales of products continue to increase, management believes that many American manufacturers will de-emphasize the export of their products and will no longer be willing to make the price concessions necessary to be competitive in the international marketplace. This situation will favor the growth of Actrade S.A. which deals only with foreign made products which are typically less expensive than their American equivalent, and trade financing among these developing countries.

  III.  Discussion of Financial Condition

     On a consolidated basis, as of June 30, 1998 the Company had total assets of $26,137,402 (compared with $19,364,462 at June 30, 1997 and $8,088,521 at
June 30, 1996) with total current liabilities of $3,512,761 (compared with $8,088,521 and $3,198,814 respectively for June 30, 1997 and 1996). Of the Company's assets at June 30, 1998, cash accounted for $13,381,678, $3,307,873 represents trade accounts receivable, and $9,033,396 represented TADs receivable (including $1,248,368 of TADs which have been sold to a bank). The increase in the Company's assets at June 30, 1998 was principally due to the increase in cash on hand and an increase in trade acceptance drafts receivable.

  There was a decrease of approximately $360,000 in trade accounts receivable at June 30, 1998 which resulted from normal variations in collections of receivables by Actrade International Corp. and Actrade S.A. and normal variations in Company's business and not due to any trend which is expected to have a continuing effect upon operations in the future.

  Since fiscal 1991, the Company has experienced a disproportionate growth rate in its accounts receivable and accounts payable as a percentage of gross revenues due to the nature of the sales made by its Air Conditioning and Refrigeration Division and by Actrade S.A. Revenues from the Air Conditioning and Refrigeration Division are primarily derived from the sale of large commercial and industrial scale units, as opposed to individual home air conditioning units. Consequently, the average invoice amount, as well as the average per item cost, is considerably higher than many of the other products sold by the Company resulting in higher cost of goods sold as well as higher accounts receivable and payable. Similarly, the sales revenues generated by Actrade S.A. are from the sale of less expensive foreign made products where the typical gross margins are much lower than for similar American made products. However, management does not anticipate any additional difficulty in securing any required trade financing, if required, as a result of these transactions since virtually all of these sales are based upon the buyer's confirmed, irrevocable letters of credit. These factors continued to be true throughout fiscal 1998 and are expected to continue for the foreseeable future.

  At June 30, 1998, the Company's total stockholders' equity increased to $22,592,920, as compared to $16,192,117 at June 30, 1997 and $4,889,707 at
  June 30, 1996. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.

  During the fiscal year ending June 30, 1999, the Company projects no significant additional capital expenditures in connection with any of the Company's operations except in connection with the continued expansion of sales and marketing operations by Capital and the expansion of its international TAD Program. However, no estimate can be made at this time of the scope or cost of such expansion plans.


  At June 30, 1998 the Company also had property, less accumulated depreciation, of $374,679, (compared to $238,305 at June 30, 1997 and $103,705 at June 30,
  1996) and security deposits and prepaid expenses of $26,806 and $74,669 respectively. In connection with the Company's relocation during fiscal 1990, it received an 18-month rent abatement from its landlord. To conform with applicable accounting procedures, the value of this abatement is being amortized over the life of the lease. At June 30, 1998 the Company continued to show $31,721 in deferred rent liability.

  The Company recently announced the allocation of $5,000,000 for the repurchase of its common stock. This decision was based upon management's belief that recent market prices for the Company's shares were below the fair value for such shares. As of the date of this report the Company has repurchased 20,000 shares of its common stock at a total cost of approximately $298,000.

  Based upon available cash on hand and expected revenues from operations, and accounting for the allocation of cash for its stock repurchase plan, management is of the opinion that it will have adequate available funds to meet its anticipated capital expenditures and cash needs for fiscal 1999. Thereafter, future capital expenditures will be decided based upon operating results and available revenues from operations. Apart from expenses associated with the implementation of Capital's operations and the continued development and expansion of its international TAD Program, which cannot be estimated at this time, management projects no significant additional capital expenditures in connection with its operations during the next twelve months.

  On a consolidated basis, management believes that operations from its subsidiaries will continue to reflect a profit in fiscal 1999 and management expects that revenues will be adequate to meet the Company's operating cash needs. The Company plans to draw working capital from cash on hand and operating revenues.

  The Company's outstanding loans payable to its bank in the amount of $1,616,589, represent advances against Capital's credit line which is fully secured by the proceeds due from TADs which have been sold to the bank but which have not yet been collected. This loan amount is constantly changing based upon a number of factors including the total amount of TADs sold and the extent to which Capital needs to utilize this credit facility. As of the date of this Report, the Company has a total general credit facility of $3.5 Million and further available credit facilities specifically designated for the sale of TADs in the aggregate amount of $8 Million with other financial institutions. These additional facilities will be available to finance the continued purchase of TADs from both domestic and foreign customers. Consequently, the payment of these outstanding loans is not expected to have an impact upon the Company's liquidity.

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

  Over the past decade, economic conditions in the United States have caused many American manufacturers to seek new markets for their products and, in particular, to turn to foreign markets to boost domestic sales. Management believes this trend, coupled with renewed demand for American products and improved buying power of foreign currencies, has been beneficial to the Company and has been a major factor in its growth in recent years. This trend, although expected to continue for the foreseeable future, is now being affected by a number of other factors that could adversely affect future growth rates for the

  Company's present operations.

  Recently management has observed that, with the collapse of traditional political and ideological barriers, the demand for products from all parts of the world has increased perceptibly with many developing and third world nations now looking for products from many different countries. This has been particularly true of countries with "soft" currencies (i.e. currencies not readily exchangeable into established currencies such as British pounds, US dollars, etc.), which at present are unable to pay for their purchases in US dollars. Management believes the greatest demand in the next few years for all kinds of foreign products (including those from the US and other industrial nations) will continue to come from these new developing third world countries. To meet this changing market demand, the Company initiated an expansion of Actrade's operations through the establishment of Actrade S.A., which is intended to compliment current operations by providing foreign sources for products.

  As the US economy continued to improve in recent years, and the dollar strengthens with respect to other currencies, foreign buying power for American products has decreased with foreign buyers looking for comparable, but less expensive, products from other sources. Although it is impossible to predict the extent to which this trend may affect the competitiveness of American products overseas, it is likely that any significant decline in buying power of foreign currencies will have an adverse impact upon Actrade's present operations. Although no assurances can be given, management believes that by utilizing its foreign network both to promote new sales of American products and as a source of comparable, less expensive foreign made products, the Company will gain the flexibility needed to meet changing product demands over the coming years.

  A review of the Company's Statement of Operations shows that the cost of goods sold, as a percentage of total sales, has increased from approximately 83% in fiscal 1990 to approximately 91.4% for fiscal 1998 (which is slightly higher that the 90.7% experienced in fiscal 1997 but still lower than the 91.7% level reached in fiscal 1996). This increase is the result of three principal factors. First, the recessionary factors which influenced economic conditions both in the United States and other major industrial nations worldwide over the past decade resulted in a significant increase in competition for a shrinking market. This resulted in the need to reduce profit margins in order to remain competitive in the world markets. Second, as discussed above, as the Company's operations have expanded the nature and mix of the products sold by the Company it has also changed from smaller, less expensive products to larger or more expensive products, such as the commercial and industrial air conditioning and refrigeration equipment that has been a significant proportion of the Company's total sales since fiscal 1992. With such higher priced products, the profit margins are typically less. Finally, the sales by Actrade S.A. have typically consisted of larger orders primarily for computer systems and related equipment from foreign sources, which typically are based upon lower profit margins. In combination, these factors resulted in a higher percentage cost of sales for the Company.

  Management believes that for the foreseeable future the greatest demand for all kinds of foreign products (including those from industrialized nations including the US) will continue to come from the new developing and third world countries. Many factors now have an effect upon the markets for US products overseas including, among others, lower foreign labor costs and, probably most important, the availability of (or lack of) trade financing. In management's opinion, the real "key" to success in international trading has, at least at present, become the ability to provide trade financing in addition to competitive pricing for products.

  To meet this changing market demand, during fiscal 1998 the Company continued the expansion of the international trading operations of Actrade S.A., which was originally formed to compliment current operations by providing foreign sources for products to meet foreign demand. Due to the financial strength of the Company, Actrade S.A. has been in a position to fill the financing void created by the dramatic increase in worldwide demand, thereby allowing it to capture a larger share of the current market demand. Management believes that the introduction of the international TAD Program will enhance the Company's overall position in the world market and enhance both revenues and profits during fiscal 1999.

  The effects of this trend are evident in the Company's operating results during the current period. Sales of US products overseas (represented by the activities of Actrade International Corp.) showed only modest gains, reaching $7,806,724 in fiscal 1997 as compared to $7,065,619 last year. Sales by
  Actrade S.A. rose dramatically from $7,689,000 during fiscal 1996 to $14,743,695 during fiscal 1997 and reaching an all-time high of $31,558,737 in fiscal 1998. Apart from proving management's assumption that as sales of US products decrease, sales of foreign products will increase, these results also point out another important factor, to wit, that worldwide demand for all types of products is increasing. However, management cannot predict whether the extraordinary rise in sales revenues experienced by Actrade S.A. will continue. At present, while product demand is high and the availability of trade financing is low, Actrade S.A. enjoys a favorable position in the market. As these factors stabilize and as trade financing becomes more readily available, it is likely that this advantage will decrease.

  Beginning in fiscal 1997 management experienced relative uncertainty as to the potential effect upon sales for Actrade's Air Conditioning and Refrigeration Division of the recent change in control of Hong Kong, where a significant portion of this Division's sales originate. This situation has been further clouded by the recent instability in certain Asian economies. However, based upon discussions had with its major customers in the Hong Kong market, although no assurances can be given, management does not believe that any materially adverse, long-term consequences will result from either the recent changes in Hong Kong or the economic uncertainties in that region. In addition, management believes that increased sales activities in both Europe and South America will offset any decline in the Pacific markets.

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

  VI. "Year 2000" Compliance.

  The Year 2000 issue is the result of computer programs being written using two digits, rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  Based upon an assessment made during fiscal 1998, the Company has updated all versions of operations and financial software so that all of its systems will utilize dates beyond December 31, 1999 properly. In addition, the Company is currently evaluating all of its auxiliary computer application systems for Year 2000 compliance, a process which is expected to be completed during the first quarter of fiscal 1999. The Company believes that the planned modifications and conversions will allow it to mitigate the Year 2000 issue.

  The Company also plans to initiate formal communications with all of its significant suppliers, financial institutions and major customers to determine the extent to which the Company may be vulnerable to any third parties' failure to remediate their own Year 2000 issues. The financial impact to the Company of bringing its equipment and systems into Year 2000 compliance is not anticipated to be material to its financial position or results of operations.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial Statements:                                       Reference:
  Independent Auditor's Report                                    F-1

  Balance Sheets                                                  F-2

  Statement of Operations                                         F-3

  Statement of Stockholders' Equity                               F-4

  Statements of Cash Flow                                         F-5

  Notes to Financial Statements                                F-6 - F-20

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                            YEAR ENDED JUNE 30, 1998























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

Consolidated financial statements:

  Balance sheet                                                      F-2

  Statement of operations                                            F-3

  Statement of changes in shareholder's equity                       F-4

  Statement of cash flows                                            F-5

Notes to consolidated financial statements                        F-6 - F-20

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Actrade International Ltd. and Subsidiaries
New York, New York


     We have audited the consolidated balance sheets of Actrade International Ltd. and Subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended June 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Actrade Forfaiting Incorporated, a wholly owned subsidiary of Actrade South America, Inc. which statements reflect total assets of $5,206,835 as of June 30, 1998 and total revenues of $3,540,016 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Actrade Forfaiting Incorporated, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actrade International Ltd. and Subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for the years ended June 30, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.






ZELLER WEISS & KAHN
MOUNTAINSIDE, NEW JERSEY

August 14, 1998
                                                                          F-1

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             JUNE 30, 1998 AND 1997





                                     ASSETS
                                                                                              1998               1997
                                                                                              ----               ----
Current assets:
  Cash                                                                                    $13,381,678        $ 7,352,465
  Accounts receivable, less allowance for
   doubtful accounts of $61,700 and $35,000
   in 1998 and 1997, respectively                                                          11,031,201          5,269,516
  Accounts receivable, trade acceptance drafts                                              1,248,368          6,477,424
  Prepaid expenses                                                                             74,669              9,010
                                                                                          --------------      -----------
    Total current assets                                                                   25,735,916         19,108,415
                                                                                         ---------------      -----------

Property and equipment:
  Furniture and fixtures                                                                      524,282            308,717
  Leasehold improvements                                                                      143,916            142,672
                                                                                          --------------      -----------
                                                                                              668,198            451,389
  Less accumulated depreciation                                                               293,519            213,084
                                                                                          --------------      -----------
                                                                                              374,679            238,305
                                                                                          --------------      -----------

Other assets:
  Patent right                                                                                      1
  Security deposits                                                                            26,806             17,742
                                                                                          --------------       ----------
                                                                                               26,807             17,742
                                                                                          --------------     ------------

                                                                                          $26,137,402        $19,364,462
                                                                                          ===========        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Cash advance from bank                                                                                     $ 1,019,392
  Customer deposits                                                                                               26,587
  Accounts payable and customer reserves payable                                          $ 3,195,691          1,995,148
  Accrued expenses                                                                             17,439             11,759
  Deferred income                                                                              14,190
  Payroll taxes payable                                                                                            6,862
  Income taxes payable                                                                        285,441             67,432
                                                                                          -----------        -----------
    Total current liabilities                                                               3,512,761          3,127,180
                                                                                          -----------        -----------

Commitments

Deferred rent liability                                                                        31,721             45,165
                                                                                          -----------        -----------

Shareholders' equity:
  Common stock,  $.0001 par value;  authorized  100,000,000  shares,  issued and outstanding 8,541,051 at June 30, 1998 and 7,470,681
   at June 30, 1997                                                                               854                747
  Common stock purchase warrants
  Additional paid in capital                                                               14,489,668         12,505,787
  Retained earnings                                                                         8,102,398          3,685,583
                                                                                          -----------        -----------
                                                                                           22,592,920         16,192,117
                                                                                          -----------         ----------

                                                                                          $26,137,402        $19,364,462
                                                                                          ===========        ===========

     See notes to consolidated financial statements.
                                                                            F-2

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996












                                 1998              1997                1996
                                 ----              ----                ----

Net sales                   $98,475,496        $43,499,312         $23,837,985

Cost of sales                90,043,713         39,460,841          21,870,891
                             ----------         ----------          ----------


Gross profit                  8,431,783          4,038,471           1,967,094

Selling, general, and
 administrative expenses      3,484,542          2,075,418           1,194,445
                              ---------          ---------           ---------


Income from operations        4,947,241          1,963,053             772,649
                              ---------          ---------             -------


Other income (charges):
  Interest income               174,240             28,684              97,858
  Interest expense         (    312,007)      (     44,729)       (    150,113)
  Miscellaneous income           30,508             65,724              58,282
                             -----------        -----------         -----------

                           (    107,259)            49,679               6,027
                             -----------        -----------        ------------

Income before income taxes    4,839,982          2,012,732             778,676

Income tax expense              423,167            109,151              21,302
                             -----------        -----------         -----------

Net income                  $ 4,416,815        $ 1,903,581         $   757,374
                             ===========        ===========         ===========


Earnings per common share:

  Primary                   $       .52        $       .28         $      0.14
                            ============       =============        ===========
  Fully diluted             $       .52        $       .28         $      0.14
                            ============       =============        ===========

Weighted average common shares
 outstanding

  Primary                     8,485,562          6,828,971           5,378,427
                             ===========        ===========         ===========

  Fully diluted               8,485,562          6,828,971           5,378,427
                             ===========        ===========         ===========









     See notes to consolidated financial statements.
                                                                            F-3

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996















                                                     Common Stock         Additional
                                                     $.0001 par value      Paid In           Retained
                                               Shares       Amount         Capital           Earnings        Total


Balance at June 30, 1995                    5,330,681         $533        $ 2,041,873      $1,024,628    $ 3,067,034

Issuance of common stock                      352,500           35          1,065,264                      1,065,299

Net income for the year ended
 June 30, 1996                                                                                757,374        757,374
                                            ---------         ----        -----------      ----------    -----------

Balance at June 30, 1996                    5,683,181          568          3,107,137       1,782,002      4,889,707

Issuance of common stock                      652,500           65          1,922,214                      1,922,279

Issuance of common stock on
 exercise of stock purchase
 options                                      450,000           45            987,455                        987,500

Issuance of common stock                      685,000           69          6,488,981                      6,489,050

Net income for the year ended
 June 30, 1997                                                                              1,903,581      1,903,581
                                            ---------         ----        -----------      ----------    -----------

Balance at June 30, 1997                    7,470,681          747         12,505,787       3,685,583     16,192,117

Issuance of common stock on
 exercise of stock purchase
 options                                    1,070,370          107          1,983,881                      1,983,988

Net income for the year ended
 June 30, 1998                                                                              4,416,815      4,416,815
                                            ---------         ----        -----------      ----------    -----------

Balance at June 30, 1998                    8,541,051         $854        $14,489,668      $8,102,398    $22,592,920
                                            =========         ====        ===========      ==========    ===========












     See notes to consolidated financial statements.
                                                                            F-4

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996










                                                                              1998             1997          1996
                                                                             ----             ----          ----

Operating activities:
  Net income                                                             $ 4,416,815      $1,903,581     $  757,374
  Adjustments to reconcile net income
   to cash provided from operating
   activities:
     Depreciation                                                             80,435          41,058         24,617
     Changes in other operating assets and liabilities:
       Accounts receivable and trade acceptances receivable             (    532,629)    ( 5,807,104)   ( 1,871,009)
       Prepaid expenses                                                 (     65,659)         15,805          4,179
       Interest receivable                                                                     3,162         24,401
       Security deposits                                                (      9,064)    (     2,708)
       Accounts payable                                                    1,173,655          92,901        163,848
       Accrued expenses                                                 (      1,182)    (     2,408)           753
       Deferred income                                                        14,190           6,862    (     9,213)
       Income taxes payable                                                  218,009          46,130         20,602
       Deferred rent                                                          13,444     (    10,795)   (     7,942)
       Customer deposits                                                (     26,587)
       Deferred taxes                                                                                        13,439
                                                                          ------------------------------------------

       Net cash provided by (used in) operating activities                 5,281,427     ( 3,713,516)   (   878,951)
                                                                          -----------     ----------     ----------


Investing activities:
  Patent right                                                          (          1)
  Purchase of property and equipment                                    (    216,809)    (   175,658)   (    35,147)
                                                                         -----------      ----------     ----------

       Net cash used in investing activities                            (    216,810)    (   175,658)   (    35,147)
                                                                         -----------      ----------     ----------

Financing activities:
  Proceeds from issuance of common stock                                   1,983,988       9,398,829      1,065,299
  Cash advances from bank                                                                                   123,653
  Decrease in due from affiliates                                                             77,164         30,784
  Payment of debt                                                       (  1,019,392)    (   159,159)   (   149,882)
                                                                         -----------      ----------     ----------

       Net cash provided from financing activities                           964,596       9,316,834      1,069,854
                                                                          ----------      -----------    -----------

Net increase in cash                                                       6,029,213       5,427,660        155,756

Cash, beginning of year                                                    7,352,465       1,924,805      1,769,049
                                                                          ----------      -----------    -----------

Cash, end of year                                                        $13,381,678      $7,352,465     $1,924,805
                                                                          ===========    ============   ============

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:

    Interest                                                             $   315,614      $   47,137     $  141,227
                                                                          ===========    ============   =============
    Income taxes                                                         $   205,148      $   31,187     $    2,983
                                                                          ==========     ============   =============







     See notes to consolidated financial statements.
                                                                            F-5

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996




1.  Organization of the Company:

    The Company, formerly Acquisition Capability, Inc., was incorporated in the State of Delaware on April 3, 1987. On September 2, 1988, the Company acquired 100% of the issued and outstanding shares of Allstate Travel Corp., a New York corporation incorporated on August 13, 1985 and Actrade International, Corp., a New York corporation incorporated on July 18, 1985. Allstate operates as a travel agency. Actrade represents various U. S. manufacturers and distributors by buying and exporting their products overseas. Actrade Capital, Inc., formerly Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., was incorporated in Delaware in May of 1991. Actrade Capital, Inc. offers alternatives to existing accounts receivable management to domestic companies. Actrade South America, Inc., formerly Standard Corporation, a wholly owned foreign corporation and subsidiary of Actrade International, Corp., was incorporated in Antigua and Bahamas on February 12, 1988 and was acquired in January 1990. American Cooling, Inc., a wholly owned subsidiary of Actrade International, Ltd. was incorporated in Delaware in 1992 and was liquidated in 1996. American Care Industries, was incorporated in 1993 and was inactive. American Care Industries, Inc. is a wholly owned subsidiary of Actrade International, Ltd. On August 14, 1997, TAD International Ltd. and on May 29, 1998, Actrade Forfaiting Inc. were incorporated under the laws of the Commonwealth of the Bahamas. Both Companies are wholly owned subsidiaries of Actrade South America, Inc. TAD International, Ltd. has been inactive since inception. Actrade Forfaiting, Inc. deals with trade acceptance drafts (TAD's) on the foreign market and began operations in June of 1998.

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

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996



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


2. Summary of significant accounting policies:

    Principles of consolidation:
       The consolidated financial statements of Actrade International, Ltd.and
        Subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of Allstate Travel Corp., Actrade South America, a foreign corporation, and Actrade Capital, Inc. are included in the consolidated financial statements of Actrade International, Ltd. Actrade South America includes its two wholly owned subsidiaries, TAD International Ltd. and Actrade Forfaiting, Inc.

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

      Actrade Capital, Inc. recognizes gross revenues from sale of TAD's at the gross value of the TAD's face amount and cost of sales at the gross value less the deferred discount. The usual discount is 5% to 10% and the Company funds 75% to 100% of the purchase price of the TAD. Any balance is accounted for as a customer reserve payable. The deferred discount is amortized over the TAD's term unless the Company sells the TAD. Then the full discount is recognized in income as the TADs are sold. The balance due to customers is treated as a liability at the balance sheet date.

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

     Accounts receivable and allowance for doubtful accounts:
       Accounts receivable are fully secured by either irrevocable letters of credit, commercial documentary drafts, promissory notes with personal guarantees or by liens on assets in the United States. Accordingly, the Company's provision for doubtful accounts is minimal.
                                                                          F-7

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996



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


        Expenditures for major renewals and betterment that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

      Net income per common share:
        The Company adopted SFAS No. 128, "Earnings per Common Share" as of June
         30, 1998. In accordance with SFAS No. 128, prior period earnings per share amounts have been restated to conform with SFAS No. 128. SFAS No. 128 requires basic earnings per share which is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding and diluted earnings per share which reflects the dilutive effect of common stock equivalents such as stock options and warrants, unless the inclusion would result in antidilution.

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

        New accounting pronouncements:
         In June 1997, the Financial Accounting Standards Board issued SFAS No.
           130, "Reporting Comprehensive Income" SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change of net assets of a business enterprise during a period from transactions generated from non-owner sources. It

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996




2.      Summary of significant accounting policies (continued):

           includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on the financial statements.

        In June 1997, the Financial  Accounting  Standards Board issued SFAS No.
          131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 133 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be
          reported  in  the  financial   statements  utilizing  the  management
          approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating the impact, is any, of the adoption of this pronouncement on the Company's existing disclosures.


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


4. Common stock purchase warrants and options outstanding:

                                          Warrants  (w)  Exercise  Expiration
                             Date          Options  (o)    Price      Date

        Amos Aharoni       10/01/96        132,915  (w)    $5.00    06/30/99
        Amos Aharoni       01/01/97        176,629  (w)     6.05    12/31/99
        Amos Aharoni       04/01/97        207,157  (w)     9.70    03/31/00
        Amos Aharoni       01/01/97          3,000  (o)     5.00    12/31/00
        Amos Aharoni       07/01/97        220,000  (o)    11.20    06/30/00
        Amos Aharoni       10/01/97         56,382  (o)    13.53    09/30/00
        Amos Aharoni       01/06/98          2,500  (o)    14.30    01/05/02
        Amos Aharoni       01/01/98         44,430  (o)    19.50    12/31/00
                                                          -------
                                                         843,013

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996







4.      Common stock purchase warrants and options outstanding (continued):

        Summary of warrants (w) and options (o) outstanding (continued):


                                          Warrants   (w)  Exercise   Expiration
                             Date          Options   (o)   Price        Date


        John Woerner         01/06/98       2,500    (o)   14.30     01/05/02
                                           -------

        Leon Schorr          01/21/97       2,500    (w)    6.40     01/20/01
        Leon Schorr          01/01/97       3,000    (o)    5.00     12/31/00
                                           -------
                                            5,500
                                            -----

        Elizabeth Melnick    08/08/96       5,000    (o)    3.00     08/07/00
        Elizabeth Melnick    01/01/97       2,500    (o)    5.00     12/31/00
        Elizabeth Melnick    01/01/97       3,000    (o)    5.00     12/31/00
        Elizabeth Melnick    01/21/97       2,500    (o)    6.40     01/20/01
        Elizabeth Melnick    01/06/98       2,500    (o)   14.30     01/05/02
        Elizabeth Melnick    01/22/98       3,500    (o)   14.30     01/21/02
                                           ------
                                           19,000
                                           ------

        Alexander Stonkus    10/18/97       5,000    (o)   10.00     11/17/01
        Alexander Stonkus    01/06/98       2,500    (o)   14.30     01/05/02
        Alexander Stonkus    01/18/98       5,000    (o)   10.00     01/19/02
        Alexander Stonkus    06/30/98       5,000    (o)   10.00     06/29/02
        Alexander Stonkus    04/18/98       5,000    (o)   10.00     04/17/02
                                           -------
                                           22,500
                                           ------

        Other employees      various       99,225    (o) 1.50-14.30 2000-2002
                                          -------

          Total                           991,738
                                          =======



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


    In the quarter ended June 30, 1998, 267,300 options were exercised at prices ranging from $1.35 to $3.35, resulting in net proceeds to the Company of $782,775 and the issuance of 267,300 common shares.

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996







4. Common stock purchase warrants and options outstanding (continued):

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



5. Foreign and domestic operations and export sales:

      The Company's revenues are generated through the sale and export to countries outside the United States and through the domestic sale of commercial trade acceptances. Actrade South America, Actrade's wholly owned foreign subsidiary, sales accounted for a material amount of the Company's sales. The following table indicated the relative amounts of net sales, income from operations and identifiable assets of Actrade International Ltd. by geographic area during the three year period ended June 30, 1998.


                                           1998          1997         1996
                                           ----          ----         ----


      Sales to unaffiliated customers:
        United States                 $56,068,025    $21,791,000  $ 8,093,000
        Middle East                     5,785,494      5,321,000    4,350,000
        South America                  15,188,933      4,568,326    3,424,000
        Europe                         16,897,844      9,005,109    5,300,000
        Far East                        4,535,200      2,100,000    1,750,000
        Other                                            713,877      920,985
                                     -------------   ------------  -----------
        Total consolidated revenues   $98,475,496    $43,499,312  $23,837,985
                                      ===========    ===========  ===========

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996






5. Foreign and domestic operations and export sales (continued):


                                                                    1998               1997               1996
                                                                    ----               ----               ----


      Operating profit (loss):
        United States                                           $ 3,662,290        $ 2,023,074        $   666,844
        Middle East                                                 653,116            494,001            359,978
        South America                                             1,750,547            424,123            283,262
        Europe                                                    1,914,522            836,033            436,695
        Far East                                                    451,308            194,964            143,598
        Other                                                                           66,276             76,717
                                                                -----------        -----------        -----------
          Total operating profit                                $ 8,431,783        $ 4,038,471        $ 1,967,094
                                                                ===========        ===========        ===========



      General corporate expenses, net                           $ 3,454,034        $ 2,009,694        $ 1,136,163
      Interest expense (income), net                                137,767             16,045             52,255
                                                                -----------        -----------       ------------
                                                                $ 3,591,801        $ 2,025,739        $ 1,188,418
                                                                ===========        ===========        ===========


      Income from continuing operations
        before income taxes                                     $ 4,839,982        $ 2,012,732        $   778,676
                                                                ===========       ============        ===========


      Identifiable assets at June 30:
        United States                                           $14,249,873        $ 6,295,337        $ 2,715,850
        Middle East                                               1,678,757          1,537,217          1,446,078
        South America                                             4,254,186          1,319,772          1,153,635
        Europe                                                    4,961,769          2,601,542          1,778,521
        Far East                                                    987,395            606,682            584,829
        Other                                                                          206,235            332,444
                                                                -----------        -----------        -----------
                                                                 26,131,980         12,566,785          8,011,357

      Corporate assets                                                5,422          6,797,677             77,164
                                                                -----------        -----------        -----------
          Total assets at June 30                               $26,137,402        $19,364,462        $ 8,088,521
                                                                ===========        ===========        ===========


      Exports sales:
        Middle East                                             $ 5,785,494        $ 5,321,000        $ 4,350,000
        South America                                            15,188,933          4,568,326          3,424,000
        Europe                                                   16,897,844          9,005,109          5,300,000
        Far East                                                  4,535,200          2,100,000          1,750,000
        Other                                                                          713,877            920,985
                                                                -----------        -----------        -----------
                                                                $42,407,471        $21,708,312        $15,744,985
                                                                ===========        ===========        ===========



    In 1998, 1997 and 1996 the Company had no one customer or country which accounted for 10% or more of the Company's consolidated revenues.

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996









6. Employment contracts:

      OnSeptember 6, 1991, two officers of the Company were employed pursuant to oral agreements until January 1, 1992, at which time the officers and the Company entered into formal written employment agreements. These agreements were modified as of January 1, 1995 and provide for base salaries of $76,125 and $72,875 per year. In addition, both officers receive expense reimbursements of $4,800 per year and commissions based on Company's net profit and derived by sales generated directly by Air Conditioning Division equal to 15% of all such profits up to $110,000, 20% of the next $110,000 and 25% of all amounts over $220,000.

      Effective July 1, 1998, Actrade International, Ltd. entered into an employment agreement with an employee to serve as chief operating officer, chief financial officer and president of Actrade Capital, Inc. The term of the agreement is two years at an annual salary of $105,000 with a 5% increase in the second year. Actrade will also pay 50% of the prevailing medical insurance and all direct business expenses. In addition to the foregoing, the employee shall earn, over the course of the agreement, warrants to purchase 40,000 shares to the Company's common stock of at an exercise price of $12.02 per share. The employee will receive these warrants in lots of 5,000 every three months and shall be exercisable at anytime during a four year period. If employment is terminated the exercise period shall be one year.

      Inaddition to foregoing employment contracts with management, as of February 20, 1991, the Company has engaged the services of a chief executive officer pursuant to a written consulting agreement which provides an annual salary of $76,000, plus reimbursement of any expenses incurred on behalf of the Company. Said individual is the president of the Company's majority shareholders, NTS Corporation. In addition to his other duties, effective March 1, 1993, he was appointed President of Actrade Capital, Inc. and has been charged with the implementation of Actrade Capital, Inc.'s business plan. Further, in April 1993, he was also appointed as Chief Operating Officer of the Company and as Secretary Treasurer of the Company and its subsidiaries.

      All of the above employment contracts are currently in force at June 30, 1998.

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996








7.    Leases:


                                                                   Monthly
         Location                   Terms                          Payment

         New York                   03/01/90 to 03/31/00       $5,716 to $6,242
         New York                   10/01/96 to 10/31/98                  3,000
         New York                   04/01/97 to 03/31/00         1,629 to 1,716
         Illinois                   11/01/97 to 10/31/00         2,502 to 2,576
         Pennsylvania               month to month                        1,400
         Kansas                     03/01/98 to 03/31/99                    696
         Houston                    03/15/98 to 03/15/99                    850
         Florida                    12/25/97 to 12/25/98                  1,224
         California                 month to month                          350



      Future minimum lease payments required under non-cancelable operating leases by fiscal year are as follows:



                      June 30, 1999                            $186,696
                      June 30, 2000                            $113,976
                      June 30, 2001                            $ 61,291
                      June 30, 2002                            $  6,948



      Rent expense amounted to $181,893,  $86,964 and $73,337 for 1998, 1997 and
        1996 respectively.

      Actrade South America maintains separate sales offices in Israel, held by a commissioned sales agent of the Company. The terms of the agreement are reviewable yearly and the annual fee was $9,000 in 1998 and 1997 and $6,000 in 1996, subject to adjustment based upon the commissions paid to the agent during such year.

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996






8. Income taxes:

      The components of income tax expenses are:

                                                 1998         1997        1996
                                                ------       -----       -----
      Income taxes currently payable:
        Federal tax                           $265,215   $  59,131     $ 38,181
        State and local                        170,359      59,602        7,336
                                              --------     -------     --------
                                               435,574     118,733       45,517
                                              --------     --------    --------

      Deferred tax expense arising from:
        Excess of financial accounting
         depreciation over tax                  14,328       9,313        4,795
        Charges to allowance for doubtful
         accounts over tax write-offs
         for bad debts                       (   6,800) (    3,400)      16,720
        Rent expense for financial
         accounting under tax deductible
         rent                                    4,879       3,669        2,700
                                                 -----       -----        -----

                                                12,407       9,582       24,215
                                                ------       -----       ------


        Total income tax expense              $423,167  $  109,151     $ 21,302
                                              ========   ==========    ========


      Deferred  income  tax  provisions   resulting  from  differences   between
        accounting for financial statement purposes and accounting for tax purposes are reflected above.

      A reconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:


                                             1998           1997          1996
                                             ----           ----          ----


      Computed tax at the expected
        statutory rate                    1,628,596    $  652,428      $265,075
      Surtax exemption                  (    11,750)  (    11,750)    (  11,750)
      State income taxes                    170,359        59,602         7,336
      Foreign income                    ( 1,351,631)  (   581,547)    ( 215,144)
      Other                             (    12,407)  (     9,582)    (  24,215)
                                          ----------    ----------     --------
      Income tax expense                 $  423,167    $  109,151      $ 21,302
                                          ==========    ==========     ========


      Foreign income before income taxes  $3,975,386   $1,783,033      $632,777
      Domestic income before income taxes    864,596      229,699       145,899
                                          ----------    ----------     --------
      Income before income taxes          $4,839,982   $2,012,732      $778,676
                                          ==========   ==========      ========

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996










8.  Income taxes (continued):

      The expected statutory rate for 1998, 1997 and 1996 was 34% for federal tax purposes.

      The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings is $7,716,759 at June 30, 1998.

      The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS No. 109"), "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.



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

      The Corporation has on deposit, amounts in Banco Portuguese De Atlantico, in Grand Cayman, where there is no insurance. At June 30, 1998, the Company's uninsured balances are $8,399,600 as reflected in the balance sheet.

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996








10.   Industry Segments:

      The Company's three business segments are the exporting of machinery and equipment from U.S. and foreign manufactures, travel agency services and the purchase and sale of commercial Trade Acceptance Draft documents. The following is a summary of selected consolidated information for the related segments during 1998, 1997 and 1996.




      Sales (1):                         1998           1997          1996
                                         ----           ----          ----

        Machinery and equipment       $39,365,461    $21,809,314    $15,825,000
        Travel agency service              28,718         21,425         19,053
        Trade Acceptance Drafts        59,081,317     21,668,573      7,993,932
                                       ----------     ----------      ---------

        Consolidated net sales        $98,475,496    $43,499,312    $23,837,985
                                      ===========    ===========    ===========





                                           1998           1997          1996
                                           ----           ----          ----


      Income (loss) from operations:
        Machinery and equipment         $3,838,137    $ 1,813,386   $  678,586
        Travel agency service          (     1,005)         1,032  (     3,059)
        Trade Acceptance Drafts          1,223,481        173,574      100,616
                                         ---------        -------      -------

                                         5,060,613      1,987,992      776,143

        Corporate and other (2)        (   643,798)  (     84,411) (    18,769)
                                         ----------   -----------   ----------

        Consolidated income             $4,416,815    $ 1,903,581   $  757,374
                                        ==========    ===========   ==========


      Identifiable assets (3):
        Machinery and equipment         $6,779,576    $ 4,546,762   $4,532,213
        Travel agency service                3,242          6,242        5,011
        Trade Acceptance Drafts         19,349,162      8,013,781    3,474,133
                                       -----------    -----------   ----------
                                        26,131,980     12,566,785    8,011,357
        Corporate and other
         consolidated assets                 5,422      6,797,677       77,164
                                       -----------    -----------   ----------

                                       $26,137,402    $19,364,462   $8,088,521
                                       ===========    ===========   ==========

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996








10.   Industry Segments (continued):


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



11. Trade Acceptance Drafts receivable, bank:

     As of June 30, 1998,  Actrade Capital,  Inc.,  formerly  Amworld  Commerce,
      Inc., a wholly owned subsidiary of Actrade International, Ltd, has sold and assigned all outstanding Trade Acceptance Drafts (TAD's) to a Bank. The total TAD amounts due from the bank were $1,248,368 at June 30, 1998. The bank purchases the TAD's at the face value and advances these amounts to Actrade Capital, Inc. The bank purchases the TAD's without recourse and Actrade Capital, Inc., has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all guarantees and collateral, and all proceeds of the above. The bank will purchase each TAD by advancing to Actrade Capital, Inc. 75% to 100% of the face amount of each TAD assigned and delivered by overdraft on the Actrade Capital, Inc. account. At June 30, 1998, the advances on the overdraft account amounted to $0. As each TAD is collateralized, the face amount will be credited to the Actrade account to reduce the advanced overdraft. Interest is payable at 1% over prime per annum on the outstanding advances, which shall be charged on the 1st day of each month.

      As of June 30, 1998, Actrade Capital, Inc. has recorded in income all TAD's issued with a 90 day expiration date. Any TAD's issued for over 90 days have been recorded as deferred income at June 30, 1998. Deferred income from TAD's amounted to $14,190.

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996









11. Trade Acceptance Drafts receivable, bank (continued):

     On June 30, 1996 the Company was issued a business credit insurance policy with an effective date of May 1, 1996, covering specifically any TAD transactions. The policy will cover losses to $3,000,000 and allow a discretionary coverage of $50,000 per customer. The policy has a deductible of $40,000 per year and was renewed on May 1, 1997 for another fourteen month period expiring June 30, 1998. Effective for the period March 1, 1998 to September 1, 1998, the Company was issued a business credit insurance policy covering all TAD's with a repayment schedule of 7 to 12 months. The policy has a deductible of $100,000 with a maximum liability of $1,000,000 and allows discretionary coverage of $50,000 per customer. Effective June 1, 1998, the Company was issued a new business credit insurance policy covering losses to $7,000,000 and allows a discretionary coverage of $250,000 per customer. The policy has a deductible of $1,000,000 per year and expires June 1, 1999.



12. Reconciliation of shares used in computation of earnings per share:


                                                 1998        1997       1996
                                                 ----        ----       ----


        Weighted average of shares
         actually outstanding                 8,080,541    6,358,159  5,334,974

         Common stock options and warrants      415,841      470,812     43,453
                                                -------      -------     ------


        Primary and fully diluted weighted
         average common shares outstanding    8,496,382    6,828,971  5,378,427
                                              =========    =========  =========






13. Affiliated party transactions:

        During the period ended June 30, 1998, the Company and its subsidiaries have advanced and received funds to and from affiliated parties. Such receivable and payables are non-interest bearing and are due on demand.

                                   ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     YEARS ENDED JUNE 30, 1998, 1997 AND 1996








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

      InJanuary 1997, the Company received total proceeds of $987,500 on the exercise of common stock options with the exercise price ranging from $1.75 to $3.00. A total of 450,000 common shares were issued.

      Effective May 30, 1997, the Company offered a total of 400 units, each consisting of 2,500 shares of common stock, at a gross price of $25,000 per unit. This price does not include certain commissions or fees. In May and June 1997, the Company sold 274 units for a net proceed of $6,475,350 resulting in an issuance of 685,000 shares of common stock.



15. Patent rights:

      InJanuary 1998, Amos Aharoni assigned to the Company all patent rights for the trade acceptance draft process for $1.

  Supplemental Financial Statements of Actrade Forfaiting Incorporated:

  Independent Auditor's Report                                           F-21

  Balance Sheet                                                          F-22

  Statement of Income and Retained Earnings                              F-23

  Statement of Cash Flows                                                F-24

  Notes to Financial Statement                                           F-25

ACTRADE FORFAITING INC.

TABLE OF CONTENTS


                                                                    Page

INDEPENDENT AUDITORS' REPORT                                         1

FINANCIAL STATEMENTS FOR THE ONE MONTH PERIOD ENDED
  JUNE 30, 1998:

  Balance Sheet                                                      2

  Statement of Income and Retained Earnings                          3

  Statement of Cash Flows                                            4

  Notes to Financial Statements                                     5-6

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   Actrade Forfaiting Inc.:

We have audited the accompanying balance sheet of Actrade Forfaiting Inc. (the "Company") as of June 30, 1998, and the related statements of income and retained earnings and cash flows for the one month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with International Standards on Auditing. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 1998, and the results of its operations and its cash flows for the one month period then ended in accordance with International Accounting Standards.



DELOITTE & TOUCHE
NASSAU, BAHAMAS

July 23, 1998

ACTRADE FORFAITING INC.

BALANCE SHEET
AS OF JUNE 30, 1998

                                                                1998

ASSETS


CURRENT ASSETS
  Cash (Note 5)                                               $5,206,835
                                                              ----------

TOTAL                                                         $5,206,835
                                                              ==========


LIABILITIES AND SHAREHOLDERS" EQUITY

LIABILITIES

  Due to parent (Note 4)                                     $4,995,000
                                                             ----------

      Total liabilities                                       4,995,000
                                                              ---------

SHAREHOLDERS' EQUITY:
  Share capital:
  Authorized, issued and fully paid:-
   5,000 shares of $1 each                                        5,000
  Retained earnings                                             206,835
                                                                -------

    Total shareholders' equity                                  211,835
                                                                -------

TOTAL                                                        $5,206,835
                                                             ==========

See notes to financial statements.

Approved on behalf of the Board:




Director                                                  Director

ACTRADE FORFAITING INC.

STATEMENT OF INCOME AND RETAINED EARNINGS
FOR THE ONE MONTH PERIOD ENDED JUNE 30, 1998

                                                               June 30,
                                                                1998

SALES                                                        $3,540,016

COST OF SALES                                                 3,337,398
                                                              ---------

  Gross profit                                                  202,618
                                                                -------

OTHER INCOME AND EXPENSES:
  Interest income                                                 4,262
  Administrative expenses                                   (        45)
                                                              ----------
    Total other income and expenses                               4,217
                                                              ----------

NET INCOME                                                      206,835

RETAINED EARNINGS, BEGINNING OF PERIOD

RETAINED EARNINGS, END OF PERIOD                             $  206,835
                                                              ==========




See notes to financial statements.

ACTRADE FORFAITING INC.

STATEMENT OF CASH FLOWS
FOR THE ONE MONTH PERIOD ENDED JUNE 30, 1998



                                                                June 30,
                                                                  1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  206,835
                                                             ----------

    Net cash provided by operating activities                   206,835
                                                             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advance from parent                                         4,995,000
  Proceeds from share issue                                       5,000
                                                              ---------

    Net cash provided by financing activities                 5,000,000
                                                             ----------

INCREASE IN CASH                                              5,206,835

CASH POSITION, BEGINNING OF PERIOD

CASH POSITION, END OF PERIOD                                 $5,206,835
                                                             ==========



See notes to financial statements.

ACTRADE FORFAITING INC.

NOTES TO FINANCIAL STATEMENTS
ONE MONTH PERIOD ENDED JUNE 30, 1998




1.      GENERAL

     Actrade Forfaiting Inc. (the "Company") was incorporated in the Commonwealth of The Bahamas on May 29, 1998 and commenced operations on June 1, 1998. The Company is a wholly-owned subsidiary of Actrade South America, Ltd. which is ultimately owned by Actrade International, Ltd. Its principal business activity is to provide short term financing services to facilitate commercial transactions between companies in foreign countries through the use of various commercial instruments, primarily Trade Acceptance Drafts (TAD's).


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Revenue recognition - The Company recognizes revenues when realizable and earned. Gross revenues from the sale of TAD's are recognized at the gross value of the TAD's face amount and cost of sales at the gross value less any discount. All TAD's are purchased and sold without recourse.

        b. Foreign currency translation - All amounts in the financial statements are expressed in United States dollars. Period-end balances have been converted at period-end exchange rates; income and expense items in foreign currencies have been converted at the rate of exchange prevailing at the dates of the transactions.


3.      RISKS AND UNCERTAINTIES

The Company sells in foreign markets. There is no guarantee that the foreign markets will continue to develop since foreign and domestic government intervention, adverse economic conditions worldwide and any other unforeseen situations may occur.


4.      DUE TO PARENT

The amount due to the parent company is interest-free with no fixed terms of repayment.

5.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and purchase trade acceptance drafts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet . The Company does not require collateral or other security to support financial instruments with credit risk.

The Company's cash balances are held at Banco Portuguese De Atlantico, in Grand Cayman, where there is no insurance.


                                           * * * * * *

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b)  Identification of directors and executive officers.

The following identification of officers and directors, including biographies, set forth the present officers and directors:

NAME                      AGE                POSITIONS HELD
----                      ---                --------------
Amos Aharoni              53           Chief Executive Officer of the Company
                                       and each of its subsidiaries, except
                                       Capital; Director of the Company and each of its subsidiaries

John Woerner              61           Vice President of the Company; President
                                       of Actrade International, Corp.;
                                       and Director of the Company and
                                       its subsidiaries

Leon Schorr               60           Vice President of the Company and
                                       Actrade International, Corp.

Alexander C. Stonkus      38          President of Actrade Capital, Inc., Chief
                                      Financial Officer and Chief Operating
                                      Officer of the Company and each of its
                                      subsidiaries and Director of the Company.

Elizabeth Melnik          49          Secretary of the Company and each of its
                                      subsidiaries.

Robert Furstner           65          Director of the Company

Harry Friedman            71          Director of the Company

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

Both Mr. Friedman and Mr. Furstner serve on the Company's Audit Committee.

Biographical Information for Officers and Directors:

AMOS AHARONI was appointed Chief Executive Officer of the Company effective February 20, 1991. Effective February 1, 1993, Mr. Aharoni was also appointed President of Actrade Capital, Inc. and was replaced by Mr. Stonkus in such position during fiscal 1998. Mr. Aharoni, age 53, has previously served as a special financial consultant to the Company and its subsidiaries since the Company's inception. In addition, he has been president of Mentor Communication and Production Corp., a privately held New York corporation, since 1985. This company provides consulting services in the area of international trade and finance. Since 1987, Mr. Aharoni has been president of NTS Corporation, a foreign holding corporation. NTS Corporation is also the principal shareholder of the Company. Mr. Aharoni received his Bachelor of Arts Degree in Economics and Political Science from Hebrew University of Jerusalem in 1974. He moved permanently to the United States in 1985 and has been actively involved in all aspects of international trade since that time.

JOHN WOERNER has been a Vice President of Actrade International Corp., a wholly owned subsidiary of the Company, since September 1991. Effective January 15, 1992, Mr. Woerner was appointed Vice President and a Director of the Company. In fiscal 1998, Mr. Woerner was appointed President of Actrade International Corp. following the resignation of Mr. Seror. From March 1987 until joining Actrade, Mr. Woerner was employed as Marketing Manager with Ad Auriema, Inc., a privately held import/export company headquartered in the New York metropolitan area. From December 1984 until March 1987, Mr. Woerner served as a General Manager of the Air Conditioning and Refrigeration Division for Connell Export Company, also a privately held export company located in New Jersey. From July 1978 until March 1987, he was a principal of Global Systems, Inc. a privately held import/export company which he founded with Mr. Schorr, also an officer of Actrade. From April 1965 through July 1978, Mr. Woerner served as Vice President of Sillcox Air Conditioning & Refrigeration Corp., a privately held corporation located in New York City. Mr. Woerner is a licensed Professional Engineer in New York and New Jersey and is a member of the American Society of Heating, Refrigeration & Air Conditioning Engineers. Mr. Woerner is a graduate of Lehigh University having received his Bachelors of Science Degree in Mechanical Engineering in 1959.

LEON SCHORR has been a Vice President of Actrade International Corp., a wholly owned subsidiary of the Company, since September 1991. Effective January 15, 1992, Mr Schorr was appointed Vice President and a Director of the Company but subsequently resigned as a Director of the Company. From October, 1988 until joining Actrade, Mr. Schorr was employed as Manager of the Florida based Latin American and Caribbean Sales Office of Ad Auriema, Inc., a privately held import/export company headquartered in the New York metropolitan area. From January 1987 until October 1988 Mr. Schorr served as Export Manager for TRACO Overseas Corporation, a privately held, Florida based export company. From December 1984 until March 1987, Mr. Schorr served as a General Manager of the Air Conditioning and Refrigeration Division for Connell Export Company, also a privately held export company located in New Jersey. From July 1978 until March 1987, he was a principal of Global Systems, Inc. a privately held import/export company which he founded with Mr. Woerner, also an officer of Actrade. From June 1971 through September 1978 Mr. Schorr served as Manager of the Air Conditioning and Food Service Equipment Division of Drake America

     Corporation. Mr. Schorr is also a member of the American Society of Heating, Refrigeration & Air Conditioning Engineers. Mr. Schorr is a graduate of Rutgers University having received his Bachelors of Arts Degree in 1959.


ALEXANDER C. STONKUS currently serves as Chief Operating Officer and Chief Financial Officer for the Company and also as President of Actrade Capital, Inc., a wholly owned subsidiary. Prior to joining Actrade, Mr. Stonkus served in various senior management positions with Elco Freight International, Inc., full service shipping, customs broker, warehousing and distribution company with annual sales of $80 Million. During his eight-year tenure with Elco, Mr. Stonkus served as Elco's General Manager for four years being promoted to Vice President and Chief Operating Officer in 1991. As COO of Elco, Mr. Stonkus was primarily responsible for strategic planning, budgetary and operating accountability and overall operations for 17 offices, of which 12 were added during his tenure as COO, and 250 employees. In 1995 Mr. Stonkus was further promoted to Senior Vice President and COO of Elco. In this position he assisted in the sale of Elco and several affiliated companies, certain of which he was instrumental in establishing while with Elco, to The Concord Group. Prior to joining Elco, from 1983 to 1987, Mr. Stonkus was employed as a Converter for Fabriyaz, a privately held textile conversion company for home furnishings, where he was principally responsible for purchasing, production, transportation and inventory control. Mr. Stonkus was also responsible for designing the computerization system for what had previously been a manually operated company, resulting in improved control and cost of inventory, accounting, customer services and sales. Mr. Stonkus has also served on the Board of Directors of various companies during his professional career. Mr. Stonkus graduated from The Pennsylvania State University in 1982 receiving a Bachelor of Science Degree in Finance.

ELIZABETH MELNIK was first employed by the Company as Controller in October 1993, having been promoted to Secretary of the Company as of November 1, 1996. From December 1991 until joining the Company, Ms. Melnik was employed as Financial Manager of Gainsborough Marketing Company, a privately held public relations/marketing firm located on Long Island, NY. From June 1989 until December 1991 Ms. Melnik served as Accounting/Office Manager for Scheine, Fusco, Brandenstein & Rada, the largest Workers Compensation Law Firm on Long Island, NY. Prior thereto, from May 1986, she served as director of Operations & Media for Futuristic Concepts in Advertising, a privately held advertising firm also located on Long Island NY. From February 1982 until May 1986, Ms. Melnik served as Financial Manager for The Guide Dog Foundation for the Blind, Inc., a not-for-profit corporation located in Smithtown NY. Ms. Melnik graduated from the State University of New York at Stonybrook in 1976 receiving her Bachelor of Arts Degree in Finance & Accounting.

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

  ITEM 11.  EXECUTIVE COMPENSATION

  The following table sets forth information relating to remuneration received by officers and directors as of June 30, 1998, the end of the Company's most recent fiscal year, as well as indicating the compensation agreements for fiscal 1999:

Name and Principal       Annual Compensation(1)        Long Term Compensation       All Other
Position                  Year    Salary      Bonus     Restricted Stock Awards     Compensation

Amos Aharoni, CEO(2)      1998    $86,823                323,312 Warrants(3)(5)     $  9,975(4)
                          1997    $76,000                516,701 Warrants (3)(5)    $ 17,308(4)

Alexander C. Stonkus,     1998    $80,288                22,500 Warrants(5)         $   -0-
COO/CFO                   1997    $  -0-


John Woerner, Vice Pres.  1998    $80,578   $28,723(7)    2,500 Warrants(5)         $  7,413(6)
                          1997    $78,008   $47,332(7)    2,500 Warrants(5)         $  8,375(6)




Elizabeth Melnik,         1997    $52,094   $             6,000 Warrants(5)(8)       $
Secretary                 1996    $44,308   $             2,500 Warrants(5)          $

Leon Schorr, Vice Pres.   1998    $77,830   $28,723(7)                               $9,108(6)
                          1997    $75,168   $47,332(7)    2,500 Warrants(5)          $9,178(6)


--------------------------------------------------------
   (1) The Company has varying compensation arrangements with each of its executive officers as more particularly described below. It should be noted that the figures listed as "salary" include both base salary and earned commissions, but do not included annual bonus amounts, if any, which are listed separately under the "bonus" column.
    (2) In addition to serving as Chief Executive Officer of the Company, Mr. Aharoni also serves as a Director of the Company and each of its subsidiaries.
    (3) Pursuant to Mr. Aharoni's employment agreement, Mr. Aharoni has elected to receive his performance bonuses in the form of Warrants to purchase shares of the Company's Common Stock. His bonus is computed on a quarter-annual basis and the Warrant exercise price is fixed at 80% of the average closing bid price of the Company's common stock over the ten trading days immediately preceding the
           end  of  the  quarterly  period.   Neither  the  Warrants  nor  the
           underlying   shares  of  Common  Stock  are  registered  under  the
           Securities Act of 1933.

  (4) The amount set forth herein includes amounts paid by the Company for both the insurance premiums on Mr. Aharoni's automobile, and for health insurance premiums for Mr. Aharoni and his family.
  (5) In January 1997, the Board of Directors approved the issuance of Warrants to the Company's directors in lieu of compensation. Each Director who was also an officer of the Company or any of its
          subsidiaries   received   2,500  Warrants  and  the  Company's  two
           independent Directors received 5,000 Warrants each. In January 1998, the Board approved a similar issuance of Warrants to the Company's directors in lieu of cash compensation.
 (6) This amount includes payments made by the Company for health insurance premiums on behalf of the officer and his family including, in the case of Mr. Schorr, disability insurance premiums. This amount also includes an automobile expense reimbursement at the agreed to rate of $400 per month.
 (7)      Pursuant to the terms of the employment  contracts between the Company and each of Messrs. Woerner and Schorr, who jointly head the Company's Air Conditioning and Refrigeration Division, the annual bonus earned by them, based upon the operating results of their Division, is divided equally between them.
  (8) In January 1997, the Board of Directors approved the issuance of 2,500 Warrants to Ms. Melnik in consideration of her assuming the duties
           of   Secretary   of  the  Company   without   additional   monetary
           compensation. An additional 3,500 Warrants were approved by the Board for Ms. Melnik in January 1998 for the same purpose.

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

As of August 18, 1997 Mr. Alexander C. Stonkus has been employed by the Company. He was originally employed as Chief Operating Officer for the Company and Actrade Capital, Inc. Under this Agreement he received a base salary of $85,000 per year. In addition, the Company pays 50% of medical insurance for Mr. Stonkus and his family, and reimburses him for any expenses incurred on behalf of the Company. Apart from his salary and benefits, under this Agreement Mr. Stonkus also received 20,000 Warrants, each to purchase one share of the Company's common stock at a price of $10.00. Effective December 1, 1997, following his assumption of duties as Chief Financial Officer of the Company and President of Actrade Capital, Inc., Mr. Stonkus' Agreement was modified to increase his base salary to $100,000 per year. Effective July 1, 1998 the Company renewed Mr. Stonkus' employment agreement for a two year period. Under the new Agreement Mr. Stonkus will receive an annual base salary of $105,000 per year (subject to an automatic 5% increase in the second year of his Agreement) and has been granted an additional 40,000 Warrants, each to purchase one share of the Company's common stock at a price of $12.02 per share, to be earned by Mr. Stonkus over the term of the Agreement.

The Company has adopted a 401(K) plan which is available to all eligible employees who have been employed by the Company for more than six months. Entrance dates into the plan are July and January 1st of each year. The Company will contribute $0.50 for each dollar contributed by an employee, up to a maximum of 3% of employees gross salary.

Except as herein above described, the Company has no other employment contracts. Further, it has no retirement, pension, profit sharing, insurance or medical reimbursement plan covering its officers or directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Security ownership of certain beneficial owners.

         None other than stated in (b) below.

         (b) Security ownership of management.

         Name                  Relationship       Number of Shares(2)  Percent-
                                                                        age(3)
         NTS Corp. (1)            Shareholder           2,345,549       27.5%
         Alexander C. Stonkus    Officer, Director &
                                 Shareholder                6,500         0.1%

         Amos Aharoni            Officer                 2,345,549       27.5%

         Officers & Directors as
         a group (3 persons)                             2,352,049       27.6%
---------------------------------------
(1) Mr. Amos Aharoni controls the business of and is the sole officer and director of NTS Corporation which is the Company's principal shareholder. By reason of his position with NTS Corp., Mr. Aharoni may be deemed to have a beneficial interest in the Shares owned by NTS Corporation. Mr. Aharoni owns no Shares apart from those owned by NTS Corporation.

(2) Does not consider Warrant issued to management (see "Item 11. Executive Compensation" above).

(3) Percentage figures are based upon 8,541,051Shares issued and outstanding as of June 30, 1998, without considering the possible exercise of outstanding warrants.
         (c)  Changes in Control.

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


Date: August 14, 1998                     By:/s/Amos Aharoni_______
                                          Amos Aharoni, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: August 14, 1998                   By:/s/Amos Aharoni______________
                                         Amos Aharoni, Chief Executive
                                         Officer & Director


Dated: August 14, 1998                   By:/s/Alexander C. Stonkus_________
                                         Alexander C. Stonkus, Chief Financial
                                         Officer, Chief Operating Officer,
                                         and Director


Dated: August 14, 1998                   By:/s/John Woerner________________
                                         John Woerner, Senior Vice President
                                         and Director


Dated: August 14, 1998                   By:/s/Elizabeth Melnik______________
                                         Elizabeth Melnik, Secretary
                                         and Director


Dated: August 14, 1998                    By:/s/Robert Furstner_______________
                                          Robert Furstner, Director


Dated: August 14, 1998                    By:/s/Harry Friedman_______________
                                            Harry Friedman,  Director