Form 10-K/A
period 1998-06-30
ACTRADE INTERNATIONAL LTD
filed 1998-10-08
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      FORM 10-K/A

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

As of June 30, 1998 the Company had 44 employees.

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

     On August 12, 1998 the reported closing price for the Company's Common Stock was $14.938 per Share; there were 8,122 sharehoders with 377 record holders of the Company's Shares; and there were nineteen (19) market makers for the Company's securities.


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

     HARRY FRIEDMAN has served as director of the Company since August 1996. Profeesor Friedman is presently self-employed as a management consultant and investment advisor for emerging companies seeking growth through venture capital financing and/or acquisitions. Professor Freidman has also served on the board of directors for diverse companies over the years, including having been an advisor to the board of directors of Tofutti, Inc. a publicly held food company. Currently he holds a position on the Board of Advisors of Axxes Capital, Inc., a publically held investment- banking firm that is a member of the National Association of Securities Dealers, Inc. Professor Friedman teaches various courses at New York University on Venture Capital, Going Public and Mergers and Acquisitions. He has also taught at a number of universities both in the United States and abroad (including Iran and Japan), has lectured on small business and innovative entrepreneurship under the USIA auspices in Tanzania and Zimbabwe, and has made exploratory trips to China and over 100 other countries as part of his missionary efforts to promote the value of emerging company concepts. His education at the University of California, Los Angeles; the University of Chicago; the University of Wisconsin; and New York University has ranged from economics to mathematics to finance. Professor Friedman has also authored a Working Paper on Mergers and Acquisitions - Offensive and Defensive Strategies which now appears as a chapter in the Handbook for Corporate Controllers. Professor Friedman has also served as president of an investment advisory firm and has appeared as a guest panelist on various financial television programs.

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


Date:  October 7, 1998                    By:/s/Amos Aharoni_______
                                          Amos Aharoni, Chief Executive Officer