Form 10-Q
period 1998-09-30
ACTRADE INTERNATIONAL LTD
filed 1998-10-30
CIK 819255

FORM 10-Q

                                    Quarterly Report Under Section 13 or 15(d)
                                      of the Securities Exchange Act of 1934

                                        ----------------------------------

                                       For Quarter Ended September 30, 1998

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


                                      Yes_X__ No____


     Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of October 25, 1998 there were outstanding 8,549,051 shares of Common Stock, par value $.0001.

                                    INDEX

Part I.  Financial information


  Item 1.  Condensed consolidated financial statements:

                 Balance sheet as of September 30, 1998 and
                  June 30, 1998                                         F-2

                 Statement of operations for the three months
                  ended September 30, 1998 and 1997                     F-3

                 Statement of cash flows for the three months
                  ended September 30, 1998 and 1997                     F-4

                 Notes to condensed consolidated financial
                  statements                                         F-5 - F-10


  Item 2.  Management's discussion and analysis of financial condition


Part II.  Other information


Signatures

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      SEPTEMBER 30, 1998 AND JUNE 30, 1998
                                   (Unaudited)



                                     ASSETS

                                                                                 September 30,          June 30,
                                                                                     1998                 1998
                                                                                     ----                 ----
Current assets:
  Cash                                                                             $   743,579        $13,381,678
  Trade acceptance draft receivable, bank                                           12,257,246          1,248,368
  Accounts receivable, less allowance for
   doubtful accounts of $111,700 and $61,700
   at September 30, 1998 and June 30, 1998,
   respectively                                                                     16,111,902         11,031,201
  Trade acceptance drafts, on hand                                                   1,140,000
  Prepaid expenses                                                                     164,474             74,669
                                                                                   -----------        -----------
    Total current assets                                                            30,417,201         25,735,916
                                                                                   -----------        -----------

Property and equipment:
  Furniture and fixtures                                                               555,181            524,282
  Leasehold improvements                                                               143,916            143,916
                                                                                   -----------        -----------
                                                                                       699,097            668,198
  Less accumulated depreciation                                                        318,066            293,519
                                                                                   -----------        -----------
                                                                                       381,031            374,679
                                                                                   -----------        -----------
Other assets:
  Patent right                                                                               1                  1
  Security deposit                                                                      29,387             26,806
                                                                                   -----------        -----------
                                                                                        29,388             26,807
                                                                                   -----------        -----------

                                                                                   $30,827,620        $26,137,402
                                                                                   ===========        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Cash advance from bank                                                           $ 2,743,706
  Accounts payable and customer reserves
   payable                                                                           4,324,176        $ 3,195,691
  Accrued expenses                                                                      24,031             17,439
  Deferred income                                                                      118,474             14,190
  Income taxes payable                                                                  40,744            285,441
                                                                                   -----------        -----------
    Total current liabilities                                                        7,251,131          3,512,761
                                                                                   -----------        -----------

Commitments

Deferred rent liability                                                                 27,907             31,721
                                                                                   -----------        -----------

Shareholders' equity:
  Common  stock,  $.0001 par value,  authorized  100,000,000  shares  issued and outstanding 8,549,051 at September 30, 1998 and 8,541,051
   at June 30, 1998                                                                        855                854
  Common stock purchase warrants
  Additional Paid in capital                                                        14,514,348         14,489,668
  Retained earnings                                                                  9,485,735          8,102,398
                                                                                   -----------        -----------
                                                                                    24,000,938         22,592,920
  Common stock held in treasury, 31,500 shares                                         452,356
                                                                                   -----------        -----------
                                                                                    23,548,582         22,592,920

                                                                                   $30,827,620        $26,137,402
                                                                                   ===========        ===========



     See notes to condensed consolidated financial statements.
                                                                            F-2

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)










                                                                              September 30,         September 30,
                                                                                  1998                  1997
                                                                                  ----                  ----


Net sales                                                                       $38,150,936           $20,001,585

Cost of sales                                                                    35,220,847            18,294,246
                                                                                -----------           -----------

Gross profit                                                                      2,930,089             1,707,339

Selling, general and administrative
 expenses                                                                         1,251,644               686,067
                                                                                -----------           -----------

Income from operations                                                            1,678,445             1,021,272
                                                                                -----------           -----------

Other income (charges):
  Interest income                                                                    45,665                50,368
  Interest expense                                                            (    189,506)         (      4,484)
  Miscellaneous income                                                                                      9,436
                                                                                -----------           -----------
                                                                              (    143,841)                55,320
                                                                               -----------            -----------

Income before income taxes                                                        1,534,604             1,076,592

Income tax expense                                                                  141,376               123,737
                                                                                -----------           -----------

Net income                                                                      $ 1,393,228           $   952,855
                                                                                ===========           ===========

Earnings per common share:
  Primary                                                                       $      0.16           $      0.12
                                                                                ===========           ===========
  Fully diluted                                                                 $      0.16           $      0.12
                                                                                ===========           ===========


Weighted average common shares outstanding:
  Primary                                                                         8,695,254             8,059,416
                                                                                ===========           ===========
  Fully diluted                                                                   8,695,254             8,059,416
                                                                                ===========           ===========











     See notes to condensed consolidated financial statements.
                                                                             F-3

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)





                                                                              September 30,         September 30,
                                                                                  1998                   1997
                                                                                  ----                   ----


Operating activities:
  Net income                                                                    $ 1,393,228           $   952,855
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation                                                                    24,537                15,106
     Changes in assets and liabilities:
       Accounts, bank and trade acceptances
        receivable                                                            ( 16,089,579)         (  6,681,129)
       Prepaid expenses                                                       (     89,805)         (     28,360)
       Inventory, trade acceptance drafts                                     (  1,140,000)
       Accounts payable                                                           1,128,485             1,267,534
       Accrued expenses                                                               6,592         (      8,741)
       Deferred income                                                              104,284
       Income taxes payable                                                   (    244,697)                40,204
       Deferred rent                                                          (      3,814)         (      3,253)
       Security deposits                                                      (      2,581)         (      6,000)
       Customer deposits                                                                            (     26,587)
                                                                                -----------          -----------

       Net cash used in operating activities                                  ( 14,913,350)         (  4,478,371)
                                                                               -----------           -----------

Investing activities:
  Purchase of treasury stock                                                  (    452,356)
  Property and equipment                                                      (     30,899)         (     25,621)
                                                                               -----------           -----------

       Net cash used in investing activities                                  (    483,255)         (     25,621)
                                                                               -----------           -----------

Financing activities:
  Proceeds from issuance of common stock                                             14,800               755,213
  Cash advances from bank                                                         2,743,706         (    679,577)
                                                                                -----------          -----------

       Net cash provided from financing
        activities                                                                2,758,506                75,636
                                                                                -----------           -----------

Net decrease in cash                                                          ( 12,638,099)         (  4,428,356)

Cash, beginning of year                                                          13,381,678             7,352,465
                                                                                -----------           -----------

Cash, end of year                                                               $   743,579           $ 2,924,109
                                                                                ===========           ===========

 Supplemental  disclosures  of cash flow
   information:
  Cash paid during the year for:

     Interest                                                                   $   180,446           $     4,484
                                                                                ===========           ===========
     Income taxes                                                               $   346,462           $    88,946
                                                                                ===========           ===========








     See notes to condensed consolidated financial statements.
                                                                           F-4

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)






     1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended June 30, 1998, included in its Annual Report filed on Form 10-K. All reference to Actrade in these footnotes, relate to Actrade International, Ltd., the Company's wholly owned subsidiaries.



2. Organization of the Company:

     The Company, formerly Acquisition Capability, Inc., was incorporated in the State of Delaware on April 3, 1987. On September 2, 1988, the Company acquired 100% of the issued and outstanding shares of Allstate Travel Corp., a New York corporation incorporated on August 13, 1985 and Actrade International, Corp., a New York corporation incorporated on July 18, 1985. Allstate operates as a travel agency. Actrade represents various U. S. manufacturers and distributors by buying and exporting their products overseas. Actrade Capital, Inc., formerly Amworld Commerce, Inc., a wholly owned subsidiary of Actrade International, Ltd., was incorporated in Delaware in May of 1991. Actrade Capital, Inc. offers alternatives to existing accounts receivable management to domestic companies. Actrade South America, Inc., formerly Standard Corporation, a wholly owned foreign corporation and subsidiary of Actrade International, Corp., was incorporated in Antigua and Bahamas on February 12, 1988 and was acquired in January 1990. American Cooling, Inc., a wholly owned subsidiary of Actrade
International, Ltd. was incorporated in Delaware in 1992 and was liquidated in 1996. On August 14, 1997, TAD International Ltd. and on May 29, 1998, Actrade Forfaiting Inc. were incorporated under the laws of the Commonwealth of the Bahamas. Both Companies are wholly owned subsidiaries of Actrade South America, Inc. TAD International, Ltd. has been inactive since inception. Actrade Forfaiting, Inc. deals with trade acceptance drafts (TAD's) on the foreign market and began operations in June of 1998. In July of 1998, Actrade Capital Canada, Ltd. was incorporated under the laws of Canada. The Company is a wholly owned subsidiary of Actrade Forfaiting, Inc. and deals with trade acceptance drafts (TAD's) on the Canadian market, beginning operations in October of 1998.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)








3. Principles of consolidation:

     The consolidated financial statements of Actrade International, Ltd. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of Allstate Travel Corp., Actrade South America, a foreign corporation, Actrade International Corp., Actrade Capital, Inc., and American Cooling, Inc. are included as the subsidiaries of Actrade International, Ltd. Actrade Forfaiting, Inc. and TAD International, Ltd. are included as subsidiaries of Actrade South America. Actrade Capital Canada, Ltd. is included as a subsidiary of Actrade Forfaiting, Inc.




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


5. Related party transactions:

     During each of the three years ended September 30, 1998, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand.

     The Company has entered into several employment agreements with its officers.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)






6.  Leases:
                                                              Monthly
         Location                      Term                   Payment

         New York                03/01/90 to 03/31/00    $5,715.58 to $6,241.58
         New York                10/01/96 to 10/31/98                  3,000.00
         New York                04/01/97 to 03/31/00     1,628.63 to  1,716.28
         Illinois                11/01/97 to 10/31/00     2,502.00 to  2,576.00
         Pennsylvania            month to month                        1,400.00
         Houston                 03/15/98 to 03/15/99                    850.00
         Florida                 12/25/97 to 12/25/98                  1,223.75
         California              month to month                          350.00
         Georgia                 09/01/98 to 08/31/01     3,274.38 to  3,474.20
         Israel                  month to month             500.00 to  1,100.00
         Bahamas                 month to month                          500.00
         Canada                  11/01/98 to 10/31/01                  2,260.00


     Future minimum lease payments required under the non cancelable operating leases by fiscal year are as follows:

                    September 30, 1999                         $200,106
                    September 30, 2000                          148,300
                    September 30, 2001                           43,052
                                                               --------
                                                               $391,458
                                                               ========

     Rent   expense   amounted  to  $54,944  and  $32,507  for  1998  and  1997, respectively.


7. Income taxes:

    The components of income tax expense are:
                                                     1998              1997
                                                     ----              ----
    Income taxes currently payable:
      Federal                                     $ 55,704          $ 80,967
      State                                         61,066            44,270
                                                  --------          --------
                                                   116,770           125,237
                                                  --------          --------
    Deferred tax expense arising from:
      Excess of Financial accounting
       depreciation over tax                     (   2,930)        (   1,012)

      Allowance for doubtful accounts               17,000

      Other                                         10,536         (     488)
                                                  --------          --------
                                                    24,606         (   1,500)
                                                  --------          --------

    Total income tax expense                      $141,376          $123,737
                                                  ========          ========

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)







7.  Income taxes (continued):

    Deferred income tax provisions resulting from differences between accounting for financial statement purposes and accounting for tax purposes are reflected above.

    A reconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:



                                                  1998                 1997
                                                  ----                 ----

      Computed tax at the expected
       statutory rate                           $514,010             $410,254

      Surtax exemption                         (  16,750)           (  16,750)

      State income taxes                          60,991               44,270

      Foreign income                           ( 441,481)           ( 312,537)

      Other                                       24,606            (   1,500)
                                                --------             --------

      Income tax expense                        $141,376             $123,737
                                                ========             ========



    The effective statutory rate for 1998 was 39% for federal tax purposes.

      The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $9,045,232 at September 30, 1998 and $4,542,751 at September 30, 1997.

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

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)








8. Trade Acceptance Drafts receivable, bank:

     As of September 30, 1998, the Company had total TAD amounts due from banks of $7,866,656. The bank purchases the TAD's at the face value and advances these amounts to Actrade. The bank purchases the TAD's without recourse and the Company has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all proceeds of the above. The bank will purchase each TAD by advancing to Actrade 100% of the face amount of each TAD assigned and delivered by overdraft on the Actrade account. At September 30, 1998 there were advances of $2,743,706 on the overdraft. As each TAD is collateralized, the face amount will be credited to the Actrade account to reduce the advance overdraft. Interest is payable at 1% over prime per annum on the first day of each month.


     As of September 30, 1998, the Company had sold TAD's to a banking institution in the amount of $4,390,590. This amount was due from the bank at September 30, 1998 and collected in October.


     As of September 30, 1998, Actrade Capital, Inc. has recorded in income all TAD's issued with a 90 day expiration date. Any TAD's issued for over 90 days have been recorded with deferred income at September 30, 1998. Deferred income from TAD's over 90 days amounted to $118,474.


9. Reconciliation of shares used in computation of earnings per share:



                                                    Three months ended
                                                       September 30,
                                                  1998                1997
                                                  ----                ----

         Weighted average of shares
           actually outstanding                8,523,763            7,663,755
         Common stock purchase
           warrants and options                  171,491              395,661
                                               ---------            ---------

         Primary and fully diluted
           weighted average common
           shares outstanding                  8,695,254            8,059,416
                                               =========            =========

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)







10. Common stock purchase warrants and options:

     In the quarter ended September 30, 1998, 8,000 warrants were exercised at prices ranging from $3.00 to $5.00, resulting in net proceeds to the Company of $30,000 and the issuance of 8,000 common shares.

     In  the  quarter  ended  September  30,  1998,  the  Company   refunded  an
overpayment from the exercise of certain warrants in June of 1998. This refund amounted to $15,200.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I.  Results of Operations

During the first three months of fiscal 1999, ended September 30, 1998, the Company had combined gross revenues of $38,150,936, as compared to $20,001,585 for the first three months of fiscal 1998, an increase of $18,149,351 or almost 91%. Cost of sales during this period totaled $35,220,847, or approximately 92% of gross revenues, as compared to cost of goods sold for the same period in fiscal 1998 of $18,294,246, or slightly less than 92% of gross revenues. This resulted in gross profit from operations of $2,930,089 for the three month period ended September 30, 1998, compared to $1,707,339 for the same period in fiscal 1998, an increase of $1,222,750 (or approximately 72% higher) from the first quarter of fiscal 1998. After general and administrative expenses of $1,251,644, income from operations increased to $1,678,445, as compared to $1,021,272 for the same period last year, an increase of over 64%. After interest income and expenses and provisions for income taxes, the Company experienced net earnings of $1,393,218, as compared to $952,855 for the first three months of fiscal 1998 (an increase of over 46%), or $0.16 per share as compared to $0.12 per share for the same period last year.

     A review of the Company's Statement of Operations shows that the cost of goods sold, as a percentage of total sales, has increased from approximately 83% in fiscal 1998 to approximately 90.7% for fiscal 1997 (which is slightly lower than the 91.7% level reached in fiscal 1996) and approximately 91.4% for fiscal 1998. For the first quarter of fiscal 1999, cost of goods sold reached 92.3% of gross revenues, up from 91.5% during the same period last year. This increase is the result of the markup experienced by Capital being lower than the markup associated with the Company's international trade operations.


The increase in gross revenues during this period continues to be due primarily to the expansion of Actrade's operations through (i) the continued growth of Capital's TAD Program, discussed separately below (see "III. Impact of Trade Acceptance Draft Program and the Operations of Capital"), and (ii) the continued growth within Actrade's existing product lines, in particular with the operations of Actrade S.A. As was the case during past periods, the increase in revenues during this period resulted from increased product sales rather than from price increases for the Company's products and increased operating revenues derived from Capital.

Continuing the trend first established at the end of the first quarter of fiscal 1998, the major portion of the Company's revenues, almost 58.5% at the end of the first three months of fiscal 1999, are now derived from Capital's TAD Program ($22,306,043 during the first quarter of fiscal 1999), with Actrade S.A., the international trading division, accounting for slightly over 38% ($14,505,105) of total gross revenues for this period.

     Included in revenues for Actrade S.A. are figures for Actrade Resources, Inc. (formerly Actrade Forfaiting, Inc.) which commenced operations in June, 1998. During the first quarter of fiscal 1999, Actrade Resources, Inc. ("Resources") had total gross revenues of $5,559,341, or approximately 14.6% of the Company's total revenues. After cost of revenues of $5,164,453, general and administrative expenses of $38,740 and interest income of $15,264, Resources had net income for the period of $371,412. Management expects that revenues for Resources will continue to increase during the balance of fiscal 1999 as it continues to expand its operations.

II.  Discussion of Financial Condition

On a consolidated basis, at September 30, 1998 the Company had total current assets of $30,417,201, compared with $25,735,916 at June 30, 1998, the end of fiscal 1998, (an increase of $4,681,285 or 18.2%). Total current liabilities at September 30, 1998 increased to $7,251,131, compared with $3,512,761 at June 30, 1998, (an increase of $3,738,370 or approximately 106%). The major component of this increase in current liabilities is "cash advance from bank" which represents Capital's partial utilization of the overdraft line provided by Capital" bank (see discussion below) and increases in trade accounts payable.

With respect to the cash and cash equivalent component of the Company's Assets, since Capital typically utilizes available cash on hand for the purchase of TADs, the comparison of this item should more properly be made with respect to combined cash plus accounts receivable-bank plus trade acceptance drafts on hand ("Cash Plus TADs"). When viewed in this fashion, at September 30, 1998, the Company had Cash Plus TADs of $14,140,825 as compared to Cash Plus TADs of $14,630,046 at June 30, 1998, a decrease of only $489,221 in total Cash plus TADs. This decrease in Cash Plus TADs at September 30, 1998 reflects the ongoing utilization of available cash by both Capital and the Company's export division in the ordinary course of business. In addition, it must be remembered that shortly before the end of fiscal 1998, Capital had sold virtually all of then outstanding TADs and had received the proceeds of such sale from the bank. This resulted in the large cash on hand at June 30, 1998 (in the amount of
$13,381,678) and the relatively low receivable-bank (in the amount of $1,248,368). At September 30, 1998 Capital had elected not to receive the full proceeds from the sale of TADs to its bank in order to reduce finance charges. This resulted in a receivable-bank of $12,257,246 (representing the full proceeds of sale available to Capital) and the relatively low cash on hand ($743,579). During the first quarter of fiscal 1999, in addition to having fully utilized its available cash on hand, Capital used approximately $2,743,000 from the total available funds due from its bank as a result of the sale of TAD that resulted in the liability "cash advance from bank."

     Apart from Cash Plus TADs, $16,111,902 represents accounts receivable at September 30, 1998, as compared to $11,031,201 at June 30, 1998, an increase of $5,080,701. The substantial increase in the Company's accounts receivable during the first quarter is, in significant part, due to the activities of Actrade S.A. which, at September 30, 1998 had accounts receivable of $8,945,764 and accounts payable of $2,760,000.


Other significant changes in the components of the Company's balance sheet at September 30, 1998 as compared to June 30, 1998, included (i) an increase of $89,805 in prepaid expenses; (ii) a decrease of income taxes payable, resulting from the payment of the Company's year-end tax liability; (iii) an increase of $104,284 in deferred income; and (iv) an increase of $452,356 in common stock held in treasury, which represents shares repurchased by the Company in the open market.

     At September 30, 1998, total stockholders' equity increased to $23,548,582, as compared to $22,592,920 at June 30, 1998. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.


During the balance of the current fiscal year, ending June 30, 1999, the Company expects to incur significant capital expenditures in connection with the continued expansion of the domestic TAD Program of Capital and the continued implementation and expansion of the international TAD program by Resources. Consequently, no estimate can be made at this time of the potential impact, either positive or negative, that this expansion efforts will have upon revenues or profits during fiscal 1999.

At September 30, 1998 the Company also had property, less accumulated depreciation, of $381,031 (compared to $374,679 at June 30, 1998) and security deposits and Patent rights of $29,387 and $1 respectively. The Company's Patent rights resulted from the sale by Mr. Amos Aharoni, CEO of the Company, of all his right title and interest in the Patent obtained for the TAD Program process. In connection with the Company's relocation during fiscal 1990, it received an 18-month rent abatement from its landlord. To conform to applicable accounting procedures, the value of this abatement is being amortized over the life of the lease. At September 30, 1998 the Company continued to show $27,907 in deferred rent liability.

The Company's accounts payable are current.

As mentioned above, at September 30, 1998, the Company had outstanding loans payable to its bank totaling $2,743,706, representing advances against Capital's credit facility representing advances against the sale of TADs to a major European Bank. Due to the Company's utilization of approximately $13,000,000 in available cash during this period, Capital only needed to draw against a portion of this credit facility thereby eliminating the interest expense associated therewith.

With respect to the Company's working capital needs, management believes that operating revenues from its subsidiaries will continue to reflect a profit, on a consolidated basis, during the balance of fiscal 1999 and management expects revenues and cash flow will be adequate to meet the Company's operating needs for the foreseeable future.

     As of the date of this Report, of the Company's total accounts receivable at June 30, 1997, in the amount of $11,031,201, approximately 85% have been collected. Further, of the balance remaining uncollected as of the date hereof, none are past due.


III. Impact of the Trade Acceptance Draft Program and the Operations of Capital.


     Since fiscal 1994, the first full year of operations for the TAD Program, Capital's gross sales have increased significantly from $927,757 in 1994 to over $55.5 Million in fiscal 1998. This growth continues today with Capital's operating revenues during the first quarter of fiscal 1999 climbing to $22,306,043, or approximately 58.5% of the Company's total sales during this period, as compared to total sales of $11,505,082, or approximately 57.5% of total sales, during the first quarter of fiscal 1998. Perhaps most importantly however, Capital's gross sales during this period were $10,800,961 higher than in the same period last year, an increase of almost 94%.

     During  this  period  cost  of  sales  reached  $20,882,811,   compared  to
$10,804,324 for the same period in fiscal 1998, with gross profits from operations of $1,423,231, compared to $700,759 for the first quarter of fiscal 1998. This represents an increase of approximately 103%. However, due to the continued expansion of operations by Capital, direct selling, general and administrative expenses climbed to $965,746, compared to $445,256 for fiscal 1998, an increase of almost 117%. After interest income of $12,993 and interest expense of $189,400, Capital had net operating income before taxes of $281,079, with net income of $219,089 after an allowance for taxes of $61,990.

With respect to Capital's expansion plans, based upon management's experience with the TAD Program to date, Capital will continue to place its primary emphasis on development of a domestic force of aggressive new sales representatives with a solid background in sales and with the experience and ability to present the TAD Program to large domestic and multi-national companies.

IV.  Trends Affecting Liquidity, Capital Resources and Operations.

A.  Actrade Capital, Inc.

     With respect to the TAD Program, management has not identified any trends which have had, or which can reasonably be expected in the future to have, any adverse impact upon the operations of Capital or the TAD Program in general. As of the date of this Report, management is not aware of any company operating a program similar to the TAD Program. As demonstrated by Capital's growth since introduction of the TAD Program (see discussion above), Capital's sales and profits have reach new record levels each quarter since the Program was first introduced.

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


     This trend is now being affected by a number of factors that could adversely affect future growth rates for the Company's export operations. Most importantly among these has been the renewed strength of the American Dollar compared to other currencies which has had the effect of making American products too expensive to compete with foreign-made products. Principally this is due to the impact that reduced foreign labor costs have upon the price of competitive merchandise.

     In addition, recent turmoil in the Asian and Eastern European financial markets is expected to translate into a slow down in orders for American made products in these regions which is expected to adversely affect the Company's export division. However, to date, the Company has been able to offset this negative trend with increased orders from other markets around the world, although no assurance can be given as to future results, particularly if the crisis in the Asian and Eastern European markets continue.

 Actrade S.A. - International Trade Division.

     The operations of Actrade S.A. were originally designed to compliment the Company's export operations by providing foreign sources for products. Management believes that the network of suppliers established by Actrade S.A. provides a source of comparable, less expensive foreign made products. When coupled with its financial ability, management believes that Actrade S.A. has the flexibility needed to meet changing product demands over the coming years and adequately offset any decline in its export operations. These changing trends have been the principal reason for the increase in sales by Actrade S.A.


Perhaps most importantly, another result of these changing world conditions, which have had, and continue to have, an adverse impact on foreign markets for US products, has been the impact of the availability of trade financing or, more accurately, the lack of such trade financing. In management's opinion, the real "key" to success in international trading has, at least at present, become the ability to provide trade financing in addition to competitive pricing for products. Recognizing the importance of these factors, in fiscal 1997 the Company further expanded the operations of Actrade S.A. to provide trade financing in the international market. During fiscal 1998, the Company completed initial plans to establish an international counterpart to Capital's TAD Program and, in June 1998, Actrade Resources, Inc. (formerly Actrade Forfaiting, Inc.) began operations. Due to the financial strength of the Company, Actrade S.A. and Resources have been in a position to benefit from the financing void created by the dramatic increase in worldwide demand for commercial and consumer products coupled with the need for available, innovative financing methods.

The effects of this trend are evident in the Company's operating results for both fiscal 1998 and during the current period. Sales by Actrade S.A. have risen dramatically in the past few years from $7,689,000 during fiscal 1996, to $14,743,695 during fiscal 1997 and $31,558,737 for fiscal 1998. For the first three months of fiscal 1998, Actrade S.A. had total sales revenues, excluding revenues of Resources discussed earlier, of $8,945,764 (compared to $6,673,976 for the first quarter of fiscal 1998). Apart from proving management's assumption that as sales of US products decrease, sales of foreign products will increase, these results also indicate that worldwide demand for all types commercial and consumer products is increasing. Management cannot predict whether the extraordinary rise in sales revenues experienced by Actrade S.A. over the past few years will continue. At present, while product demand is high and the availability of trade financing is low, Actrade S.A. enjoys a favorable position in the market. As these factors stabilize and as trade financing becomes more readily available, it is likely that this advantage will decrease.

With respect to the activities of Resources, management believes that the demand for the type of financing offered by Resources will be unaffected by the foregoing since plans call for Resources to ultimately provide a TAD Program equivalent in a number of foreign countries. As of October 1, 1998, the Company established an office in Canada and is currently in the process of establishing an office in the United Kingdom. Further, management is evaluating the legal and banking systems in various other countries within the European Economic Community.

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



Dated: October 29, 1998



ACTRADE INTERNATIONAL, LTD.



BY:__/s/Alexander C. Stonkus_________
     Chief Operating Officer and Chief
      Financial Officer