Form 10-Q
period 1998-12-31
ACTRADE INTERNATIONAL LTD
filed 1999-02-01
CIK 819255

INDEX


Part I.  Financial information


  Item 1.  Condensed consolidated financial statements:

                 Balance sheet as of December 31, 1998 and
                  June 30, 1998                                         F-2

                 Statement of operations for the six and three
                  months ended December 31, 1998 and 1997               F-3

                 Statement of cash flows for the six months
                  ended December 31, 1998 and 1997                      F-4

                 Notes to condensed consolidated financial
                  statements                                         F-5 - F-10


  Item 2.  Management's discussion and analysis of financial condition


Part II.  Other information

Exhibits and reports on Form 8-K

Signatures

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                       DECEMBER 31, 1998 AND JUNE 30, 1998
                                   (Unaudited)


                                     ASSETS
                                                                                  December 31,          June 30,
                                                                                     1998                 1998
Current assets:
  Cash                                                                             $ 1,827,387        $13,381,678
  Trade acceptance draft receivable, bank                                           14,266,234          1,248,368
  Accounts receivable, less allowance for
   doubtful accounts of $350,000 and $61,700
   at December 31, 1998 and June 30, 1998,
   respectively                                                                     14,825,300         11,031,201
  Trade acceptance drafts, on hand                                                   6,286,823
  Prepaid expenses                                                                     202,498             74,669
                                                                                   -----------        -----------
    Total current assets                                                            37,408,242         25,735,916
                                                                                   -----------        -----------

Property and equipment:
  Furniture and fixtures                                                               671,606            524,282
  Leasehold improvements                                                               143,916            143,916
                                                                                   -----------        -----------
                                                                                       815,522            668,198
  Less accumulated depreciation                                                        349,350            293,519
                                                                                   -----------        -----------
                                                                                       466,172            374,679
                                                                                   -----------        -----------
Other assets:
  Patent right                                                                               1                  1
  Security deposit                                                                      30,287             26,806
                                                                                   -----------        -----------
                                                                                        30,288             26,807
                                                                                   -----------        -----------

                                                                                   $37,904,702        $26,137,402


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Cash advance from bank                                                           $ 7,718,079
  Accounts payable and customer reserves
   payable                                                                           4,503,350        $ 3,195,691
  Accrued expenses                                                                      11,086             17,439
  Deferred income                                                                      102,083             14,190
  Income taxes payable                                                                 312,719            285,441
                                                                                   -----------        -----------
    Total current liabilities                                                       12,647,317          3,512,761
                                                                                   -----------        -----------

Commitments

Deferred rent liability                                                                 24,094             31,721
                                                                                   -----------        -----------

Shareholders' equity:
  Common  stock,  $.0001 par value,  authorized  100,000,000  shares  issued and outstanding 8,559,551 at December 31, 1998 and 8,541,051
   at June 30, 1998                                                                        856                854
  Common stock purchase warrants
  Additional Paid in capital                                                        14,550,466         14,489,668
  Retained earnings                                                                 11,134,325          8,102,398
                                                                                   -----------        -----------
                                                                                    25,685,647         22,592,920
  Common stock held in treasury, 31,500 shares                                   (    452,356)
                                                                                  -----------         -----------
                                                                                    25,233,291         22,592,920

                                                                                   $37,904,702        $26,137,402
                                                                                   ===========        ===========


     See notes to condensed consolidated financial statements.
                                                                          F-2

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

          FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (Unaudited)









                                                        Six months ended                      Three months ended
                                                         December 31,                          December 31,
                                                1998                1997             1998                 1997
                                                ----                ----             ----                 ----


Net sales                                    $84,214,434        $43,117,444        $46,063,498        $23,115,859

Cost of sales                                 77,536,285         39,307,247         42,315,438         21,013,001
                                             -----------        -----------        -----------        -----------

Gross profit                                   6,678,149          3,810,197          3,748,060          2,102,858

Selling, general and
 administrative
 expenses                                      2,847,196          1,589,073          1,595,552            903,006
                                             -----------        -----------        -----------        -----------

Income from operations                         3,830,953          2,221,124          2,152,508          1,199,852
                                             -----------        -----------        -----------        -----------

Other income (charges):
  Interest income                                 51,844             62,220              6,179             11,852
  Interest expense                         (    471,084)      (     62,540)      (    281,578)      (     58,056)
  Miscellaneous income                                                9,435
                                             -----------        -----------        -----------        -----------
                                           (    419,240)              9,115      (    275,399)      (     46,204)
                                            -----------         -----------       -----------        -----------

Income before income
 taxes                                         3,411,713          2,230,239          1,877,109          1,153,648

Income tax expense                               379,786            193,292            238,410             69,555
                                             -----------        -----------        -----------        -----------

Net income                                   $ 3,031,927        $ 2,036,947        $ 1,638,699        $ 1,084,093
                                             ===========        ===========        ===========        ===========

Earnings per common
 share:
   Primary                               $       .35        $       .24        $      0.19        $      0.13
                                         ===========        ===========        ===========        ===========
   Fully diluted                         $       .35        $       .24        $      0.19        $      0.13
                                         ===========        ===========        ===========        ===========


Weighted average common shares outstanding:
   Primary                                     8,702,932          8,434,256          8,693,592          8,615,574
                                             ===========        ===========        ===========        ===========
   Fully diluted                               8,702,932          8,434,256          8,693,592          8,615,574
                                             ===========        ===========        ===========        ===========











     See notes to condensed consolidated financial statements
                                                                            F-3

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)






                                                                               December 31,          December 31,
                                                                                  1998                   1997


Operating activities:
  Net income                                                                    $ 3,031,927           $ 2,036,947
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation                                                                    55,831                34,182
     Changes in assets and liabilities:
       Accounts, bank and trade acceptances
        receivable                                                            ( 16,811,965)         (  7,025,714)
       Prepaid expenses                                                       (    127,829)         (      3,893)
       Inventory, trade acceptance drafts                                     (  6,286,823)
       Accounts payable                                                           1,307,659                   660
       Accrued expenses                                                       (      6,353)                25,804
       Deferred income                                                               87,893
       Income taxes payable                                                          27,278               106,639
       Deferred rent                                                          (      7,627)         (      6,508)
       Security deposits                                                      (      3,481)         (      8,800)
       Customer deposits                                                                            (     26,587)
                                                                                -----------          -----------

       Net cash used in operating activities                                  ( 18,733,490)         (  4,867,270)
                                                                               -----------           -----------

Investing activities:
  Purchase of treasury stock                                                  (    452,356)
  Property and equipment                                                      (    147,324)         (    104,948)
                                                                               -----------           -----------

       Net cash used in investing activities                                  (    599,680)         (    104,948)
                                                                               -----------           -----------

Financing activities:
  Proceeds from issuance of common stock                                             60,800             1,171,213
  Cash advances from bank                                                         7,718,079         (  1,019,392)
                                                                                -----------          -----------

       Net cash provided by financing activities                                  7,778,879               151,821
                                                                                -----------           -----------

Net decrease in cash                                                          ( 11,554,291)         (  4,820,397)

Cash, beginning of period                                                        13,381,678             7,352,465
                                                                                -----------           -----------

Cash, end of period                                                             $ 1,827,387           $ 2,532,068
                                                                                ===========           ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                   $   462,024           $    62,540
                                                                                ===========           ===========
     Income taxes                                                               $   346,462           $   101,446
                                                                                ===========           ===========







     See notes to condensed consolidated financial statements
                                                                            F-4

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)









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



2. Organization of the Company:

     The Company was incorporated in the State of Delaware on April 3, 1987. Actrade Capital, Inc. a wholly owned subsidiary of Actrade International, Ltd., was incorporated in Delaware in May of 1991. Actrade Capital, Inc. offers alternatives to existing accounts receivable management to domestic companies. Actrade International Corp., a New York corporation, was incorporated on July 18, 1985. Actrade represents various U. S. manufacturers and distributors by buying and exporting their products overseas. Actrade South America, Inc. a wholly owned foreign corporation and subsidiary of Actrade International, Corp., was incorporated in Antigua and Bahamas on February 12, 1988 and was acquired in January 1990. On August 14, 1997, TAD International Ltd. and on May 29, 1998, Actrade Forfaiting, Inc. were incorporated under the laws of the Commonwealth of the Bahamas. Both Companies are wholly owned subsidiaries of Actrade South America, Inc. TAD International, Ltd. has been inactive since inception. Actrade Forfaiting, Inc. deals with trade acceptance drafts (TAD's) on the foreign market and began operations in June of 1998. In October 1998, Actrade Forfaiting, Inc. changed its name to Actrade Resources, Inc. In July of 1998, Actrade Capital Canada, Ltd. was incorporated under the laws of Canada. The Company is a wholly owned subsidiary of Actrade Forfaiting, Inc. and deals with trade acceptance drafts (TAD's) on the Canadian market, beginning operations in October of 1998.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)








3. Principles of consolidation:

     The consolidated financial statements of Actrade International, Ltd. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of Actrade South America, a foreign corporation, Actrade International Corp. and Actrade Capital, Inc. are included as the subsidiaries of Actrade International, Ltd. Actrade Resources, Inc. (formerly Actrade Forfaiting, Inc.) and TAD International, Ltd. are included as subsidiaries of Actrade South America. Actrade Capital Canada, Ltd. is included as a subsidiary of Actrade Forfaiting, Inc.


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

     A portion of the Company's sales are in foreign markets. There is no guarantee that the foreign market will continue to develop since the incorporation of foreign and domestic government intervention, economic conditions world wide and any other unforeseen situations may occur.


5. Related party transactions:

     During each of the three years ended December 31, 1998, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand.



     The Company has entered into several employment agreements with its officers.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)






6.  Leases:
                                                           Monthly
         Location              Term                        Payment

         New York       03/01/90 to 03/31/00        $5,715.58 to $6,241.58
         New York       11/01/98 to 03/31/99                      5,131.38
         New York       04/01/97 to 03/31/00         1,628.63 to  1,716.28
         Illinois       11/01/97 to 10/31/00         2,502.00 to  2,576.00
         Florida        12/25/97 to 12/25/98                      1,223.75
         California     11/20/98 to 11/30/99                      1,448.00
         Georgia        09/01/98 to 08/31/01         3,274.38 to  3,474.20
         Israel         month to month                 500.00 to  1,100.00
         Bahamas        month to month                              500.00
         Canada         11/01/98 to 10/31/01                      2,260.00


      Future minimum lease payments required under the non cancelable operating leases by fiscal year are as follows:

                    December 31, 1999                           $198,767
                    December 31, 2000                             93,637
                    December 31, 2001                             27,794
                                                                --------
                                                                $320,198
                                                                ========

      Rent expense amounted to $133,970 and $79,165 for 1998 and 1997, respectively.



7. Income taxes:

    The components of income tax expense are:
                                                         1998            1997
                                                         ----            ----
    Income taxes currently payable:
      Federal                                          $218,280       $129,095
      State                                             150,386         67,197
                                                       --------        --------
                                                        368,666        196,292
                                                       --------        --------
    Deferred tax expense arising from:
      Excess of Financial accounting
       depreciation over tax                          (   5,829)     (   2,024)

      Other                                              16,949      (     976)
                                                        --------      --------
                                                         11,120      (   3,000)
                                                        --------      --------

    Total income tax expense                            $379,786       $193,292
                                                        ========       ========

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)







7.  Income taxes (continued):

    Deferred income tax provisions resulting from differences between accounting for financial statement purposes and accounting for tax purposes are reflected above.

    A reconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:



                                                      1998               1997
                                                      ----               ----

      Computed tax at the expected
       statutory rate                             $1,159,982          $843,587

      Surtax exemption                           (    16,750)        (  16,750)

      State income taxes                             150,386            67,197

      Foreign income                             (   924,952)        ( 697,742)

      Other                                           11,120         (   3,000)
                                                   ----------         --------

      Income tax expense                          $  379,786          $193,292
                                                   ==========         ========



    The effective statutory rate for 1998 was 34% for federal tax purposes.

     The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $10,325,063 at December 31, 1998 and $5,548,539 at December 31, 1997.



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

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)








8. Trade Acceptance Drafts receivable, bank:

    As of December 31, 1998, the Company had total TAD amounts due from banks of $14,103,410. The bank purchases the TAD's at the face value and advances these amounts to Actrade. The bank purchases the TAD's without recourse and the Company has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all proceeds of the above. The bank will purchase each TAD from Actrade that has been assigned and delivered, whereby providing financing in an overdraft or loan agreement. At December 31, 1998 there were advances of $7,718,079 on the overdraft. As each TAD is collateralized, the face amount will be credited to the Actrade account to reduce the advance overdraft. Interest is payable at 1% over prime per annum on the first day of each month.



    As of December 31, 1998, the Company had sold TAD's to a banking institution in the amount of $162,824. This amount was due from the bank at December 31, 1998 and collected in January.


    As of December 31, 1998, Actrade Capital, Inc. has recorded in income all TAD's issued with a 90 day expiration date. Any TAD's issued for over 90 days have been recorded with deferred income at December 31, 1998 amounting to $102,083.


9. Reconciliation of shares used in computation of earnings per share:



                                               Six and three months ended
                                                     December 31,
                                            1998                       1997
                                            ----                       ----

   Weighted average of shares
    actually outstanding          8,531,963   8,531,823   8,076,470   8,257,788
   Common stock purchase
    warrants and options            170,969     161,769     357,786     357,786
                                    ---------   ---------  ---------  ---------

   Primary and fully diluted
    weighted average common
    shares outstanding            8,702,932   8,693,592   8,434,256   8,615,574
                                  =========   =========   =========   =========

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED DECEMBER 31, 1998
                                   (Unaudited)







10. Common stock purchase warrants and options:

     In the six months ended December 31, 1998, 18,500 warrants were exercised at prices ranging from $3.00 to $6.40, resulting in net proceeds to the Company of $76,000 and the issuance of 18,500 common shares.

     In the quarter ended December 31, 1998, the Company refunded an overpayment from the exercise of certain warrants in June of 1998. This refund amounted to $15,200.


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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



I.  Results of Operations

During the first six months of fiscal 1999, ended December 31, 1999, the Company had combined gross sales of $84,214,434, compared with $43,117,444 for the first six months of fiscal 1998, an increase of more than 95%. During this period, cost of sales totaled $77,536,285 (or 92% of total sales), as compared to $39,307,247 for the same period last year (or slightly over 91% of total sales). The continued increase in cost of sales as a percentage of total sales results from the fact that profit margins experienced by Actrade Capital, Inc. ("Capital") are lower than the margins associated with the Company's international trade operations. As sales from Capital's Trade Acceptance Draft Program (the "TAD Program") increase as a percentage of overall sales, the Company's overall profit margins will continue to decrease.

In the first half of fiscal 1999, a majority of the Company's sales were generated by Capital's TAD Program which had sales of $50,462,255, almost 60% of total sales for the period, with the international trading division accounting for the balance.

During the first half of fiscal 1999, gross profits from operations reached $6,678,149, an increase of $2,867,952 (or approximately 75.3% higher than the first half of fiscal 1998). Net profits from operations for this period, after provision for interest and taxes, climbed to $3,031,927, as compared to $2,036,947 for the same period last year, an increase of approximately 49%. Based upon the Company's currently issued and outstanding shares, earnings per share for the first half of fiscal 1999 reached $0.35 per share, as compared to $0.24 per share for the first half of fiscal 1998, an increase of almost 46%.

The substantial increase in gross sales during the first half of fiscal 1999 continues to be due primarily to the ongoing expansion of operations through (i) significantly increased sales by Capital through its TAD Program, discussed separately below (see "III. Actrade Capital, Inc. And The Trade Acceptance Draft Program") and (ii) increased sales by its subsidiary Actrade S.A.

With respect to the three months ended December 31, 1998, gross sales increased to $46,063,498 (up over 99% from the second quarter of fiscal 1998) while gross profits climbed to $3,748,060 (an increase of over 78% from the second quarter of fiscal 1998). During the second quarter income from operations totaled $2,152,508 (up over 79% from the same period in fiscal 1998) and net earnings, after interest income and interest expense and allowance for taxes, reached $1,638,699 (an increase of over 51% from fiscal 1998). Second quarter earning per share totaled approximately $0.19 as compared to $0.13 per share for the second quarter of fiscal 1998, an increase of over 46%. Cost of sales during the second quarter, as a percentage of gross sales, was almost 91.9%, compared with 90.9% for the same period last year.



II.  Discussion of Financial Condition

     On a consolidated basis, at December 31, 1998 the Company had total assets of $37,904,702, with total current liabilities of $12,647,317 (compared with $26,137,402 and $3,512,761, respectively, at June 30, 1998, the end of fiscal
1998). Of the Company's assets at December 31, 1998, $1,827,387 was in the form of cash and cash equivalent (compared to $13,381,678 at June 30, 1998). The substantial decrease in cash and cash equivalent at December 31, 1998 reflects the utilization of available cash on hand for the purchase of TADs in Capital's TAD Program.


     In addition to cash, the Company had at December 31, 1998, Accounts Receivable (less an allowance for doubtful accounts of $350,000) of $14,825,300. In addition, Capital has "trade acceptances drafts receivable, bank" in the amount of $14,266,234, representing TADs that have been sold to a bank and "trade acceptance drafts, on hand" of $6,286,823, representing TADs that were held in inventory and not sold to banks. The increase in assets at December 31, 1998 over fiscal year-end, was principally due to a substantial increase in purchases of TADs by both Capital and Actrade Resources. This increased activity also resulted in a corresponding increase in liabilities, as reflected in "cash advance from bank", which represents utilization by Capital of its credit lines, and trade accounts receivable.

     During December 1998 the Company concluded an interim financing facility with a major financial institution which provided Capital with up to $10 Million of additional funding ability for the purchase of TADs. The Company is currently negotiating a permanent facility, expected to be for $25 Million, which will replace the interim facility.


     At December 31, 1998, the Company's total stockholders' equity increased to $25,233,291 as compared to $22,592,920 at June 30, 1998. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.



During the balance of the current fiscal year, ending June 30, 1999, the Company projects no significant additional capital expenditures in connection with any of the Company's operations except in connection with the continued expansion of the operations of Capital.

     At December 31, 1998 the Company also had property, less accumulated depreciation, of $466,172 (compared to $374,679 at June 30, 1998) and security deposits and prepaid expenses $30,288 and $202,498 respectively. In connection with the Company's relocation during fiscal 1990, it received an 18-month rent abatement from its landlord. To conform to applicable accounting procedures, the value of this abatement is being amortized over the life of the lease. At December 31, 1998 the Company continued to show $24,094 in deferred rent liability.


     Based upon available cash on hand, current and anticipated credit facilities and expected revenues from operations, management is of the opinion that it will have adequate available funds to meet its anticipated capital expenditures and cash needs for the balance of fiscal 1999. Thereafter, future capital expenditures will be decided based upon operating results and available revenues from operations. Apart from expenses associated with the expansion of Capital's operations, which cannot be estimated at this time, management projects no significant additional capital expenditures in connection with its operations during the next twelve months.

     At December 31, 1998, the Company had total outstanding liabilities to its bank of $7,718,079, representing advances against Capital's credit facilities in connection with the sale of TADs. These credit facilities are fully secured by the proceeds due from TADs which have been sold to the bank involved but which have not yet been collected. Consequently, the payment of these outstanding loans is not expected to have any impact upon the Company's liquidity. This loan amount is constantly changing based upon a number of factors including the total amount of TADs sold to the bank and the extent to which Capital needs to utilize this credit facility.


     Actrade Capital Inc. And The Trade Acceptance Draft Program.



     During the first half of fiscal 1999, Capital's sales reached $50,462,255, as compared with $22,306,043 for the first half of fiscal 1998, an increase of over 126%. Cost of sales totaled $46,864,469 resulting in gross profits of
$3,597,786 during the first half as compared to $23,234,002 and $1,572,172 respectively for the same period in fiscal 1998. This represented an increase in gross profits of more than 128% over last year. After general and administrative expenses of $2,223,440, interest expense of $457,748 (net of interest income of $13,059) and provision for taxes of $152,513, Capital realized net income from its operations of $764,085, as compared to net income of only $372,263 an increase of over 105%.

IV.  Trends Affecting Liquidity, Capital Resources and Operations


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


B.       Actrade International Corp. - Export Division.

     Over the years, economic conditions in the United States have caused many American manufacturers to seek new markets for their products and, in particular, to turn to foreign markets to boost domestic sales. This trend is now being affected by a number of other factors that could adversely affect future growth rates for the Company's export operations. Most importantly among these has been the renewed strength of the American Dollar compared to other currencies which has had the effect of making American products too expensive to compete with foreign-made products. Principally this is due to the impact that reduced foreign labor costs have upon the price of competitive merchandise.


Actrade S.A. - International Trade Division.

     To meet the changing conditions in the international marketplace, the Company expanded the operations of Actrade S.A. Management believes that by utilizing the foreign network available to Actrade S.A. as a source of comparable, less expensive foreign made products, the Company will gain the flexibility needed to meet changing product demands over the coming years and adequately offset any decline in its export operations. These changing trends have been the principal reason for the dramatic increase in sales revenues by Actrade S.A.

Another result of these changing world conditions has been the impact upon the availability (or lack thereof) of trade financing. In management's opinion, the real "key" to success in international trading has, at least at present, become the ability to provide trade financing in addition to competitive pricing for products. To meet this market demand, in fiscal 1997 the Company initiated a further expansion of the international trading operations of Actrade S.A. Due to the financial strength of the Company, Actrade S.A. has been in a position to fill the financing void created by the dramatic increase in worldwide demand, thereby allowing it to capture a larger share of the current market demand.



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

     Based upon an assessment made during fiscal 1998, the Company is currently updating all versions of operations and financial software so that all of its systems will utilize dates beyond December 31, 1999 properly. In addition, the Company has evaluated all of its auxiliary computer application systems for Year 2000 compliance and believes that the planned modifications and conversions will allow it to mitigate the Year 2000 issue.


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



Dated:  January 28, 1999



                                    ACTRADE INTERNATIONAL, LTD.




                               BY:_/s/Alexander C.  Stonkus
                                      Alexander C. Stonkus,
                                      Chief Financial Officer