Form 10-Q/A
period 1998-09-30
ACTRADE INTERNATIONAL LTD
filed 1999-02-02
CIK 819255

----------------------------------


                                                FORM 10-Q/A

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

  VII. "Year 2000" Compliance.

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



Dated: January 27, 1999



ACTRADE INTERNATIONAL, LTD.



BY:__/s/Alexander C. Stonkus_________
     Chief Operating Officer and Chief
      Financial Officer