Form 10-Q
period 1999-03-31
ACTRADE INTERNATIONAL LTD
filed 1999-05-11
CIK 819255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





                                    FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended   March 31, 1999

                                       or

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


Issuer's telephone number, including area code: (212) 563-1036
                                             -------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes X   No


Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


            Class                         Outstanding at March 31, 1999

Common Stock, par value $0.0001
 per share                                               8,559,551

                                      INDEX






Part I.  Financial information


  Item 1.  Condensed consolidated financial statements:


               Balance sheet as of March 31, 1999 and
               June 30, 1998                                            F-2

               Statement of operations for nine and three
               months ended March 31, 1999 and 1998                     F-3

               Statement of cash flows for the nine months
               ended March 31, 1999 and 1998                            F-4

               Notes to consolidated condensed financial statements  F-5 - F-10



  Item 2. Management's discussion and analysis of financial condition


Part II.  Other information


Signatures

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                     ASSETS
                                                                                   March 31,            June 30,
                                                                                     1999                 1998
Current assets:
  Cash                                                                             $   445,768        $13,381,678
  Trade acceptance draft receivable, bank                                           14,075,941          1,248,368
  Accounts receivable, less allowance for
   doubtful accounts of $461,700 and $61,700
   at March 31, 1999 and June 30, 1998,
   respectively                                                                     23,337,383         11,031,201
  Trade acceptance drafts, on hand                                                     432,223
  Interest only strip, net of amortization                                             740,652
  Retained interest in trade acceptance drafts                                       2,432,701
  Prepaid expenses and taxes                                                           192,815             74,669
                                                                                   -----------        -----------
    Total current assets                                                            41,657,483         25,735,916
                                                                                   -----------        -----------

Property and equipment:
  Furniture and fixtures and computer equipment                                      1,017,529            524,282
  Leasehold improvements                                                               177,500            143,916
                                                                                   -----------        -----------
                                                                                     1,195,029            668,198
  Less accumulated depreciation                                                        401,140            293,519
                                                                                   -----------        -----------
                                                                                       793,889            374,679
                                                                                   -----------        -----------
Other assets:
  Investment in subsidiary, Actrade Funding, Inc.                                          800
  Patent right                                                                               1                  1
  Finance costs, net of amortization                                                   289,788
  Security deposit                                                                      29,805             26,806
                                                                                   -----------        -----------
                                                                                       320,394             26,807
                                                                                   -----------        -----------

                                                                                  $42,771,766        $26,137,402
                                                                                  ===========        ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Cash advance from bank                                                           $ 7,032,369
  Notes payable, bank                                                                2,041,269
  Accounts payable and customer reserves
   payable                                                                           6,630,262        $ 3,195,691
  Accrued expenses                                                                      19,834             17,439
  Deferred income                                                                                          14,190
  Income taxes payable                                                                 169,949            285,441
                                                                                   -----------        -----------
    Total current liabilities                                                       15,893,683          3,512,761
                                                                                   -----------        -----------

Commitments
Deferred rent liability                                                                 20,170             31,721
                                                                                   -----------        -----------
Shareholders' equity:
  Common  stock,  $.0001 par value,  authorized  100,000,000  shares  issued and outstanding 8,559,551 at March 31, 1999 and 8,541,051
   at June 30, 1998                                                                        856                854
  Common stock purchase warrants
  Additional Paid in capital                                                        14,550,466         14,489,668
  Retained earnings                                                                 12,758,947          8,102,398
                                                                                   -----------        -----------
                                                                                    27,310,269         22,592,920
  Common stock held in treasury, 31,500 shares                                   (    452,356)
                                                                                  -----------         -----------
                                                                                    26,857,913         22,592,920
                                                                                    ----------         ----------

                                                                                   $42,771,766        $26,137,402
                                                                                   ===========        ===========



     See notes to condensed consolidated financial statements.
                                                                          F-2

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

         FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)







                                                       Nine months ended                     Three months ended
                                                           March 31,                             March 31,
                                                1999                1998             1999                 1998
                                                ----                ----             ----                 ----


Net sales                                   $137,104,604        $68,671,402        $52,890,170        $25,553,958

Cost of sales                                126,240,319         62,655,911         48,704,034         23,348,664
                                            ------------        -----------        -----------        -----------

Gross profit                                  10,864,285          6,015,491          4,186,136          2,205,294

Selling, general and
 administrative
 expenses                                      4,757,351          2,544,461          1,910,155            955,388
                                            ------------        -----------        -----------        -----------

Income from operations                         6,106,934          3,471,030          2,275,981          1,249,906
                                            ------------        -----------        -----------        -----------

Other income (charges):
  Interest income                                 55,047             68,599              3,203              6,379
  Interest expense                        (     951,017)      (    148,265)      (    479,933)      (     85,725)
  Miscellaneous income                                               30,508                                21,073
                                            ------------        -----------        -----------        -----------
                                         (     895,970)(            49,158)      (    476,730)      (     58,273)
                                          ------------         -----------        -----------        -----------

Income before income
 taxes                                         5,210,964          3,421,872          1,799,251          1,191,633

Income tax expense                               554,416            277,709            174,630             84,414
                                            ------------        -----------        -----------        -----------

Net income                                  $  4,656,548        $ 3,144,163        $ 1,624,621        $ 1,107,219
                                            ============        ===========        ===========        ===========

Earnings per common
 share:
   Primary                                  $       0.54        $      0.37        $      0.19        $      0.13
                                            ============        ===========        ===========        ===========
   Fully diluted                            $       0.54        $      0.37        $      0.19        $      0.13
                                             ============       ===========        ===========        ===========


Weighted average common shares outstanding:
   Primary                                     8,697,215          8,496,387          8,703,092          8,625,248
                                            ============        ===========        ===========        ===========
   Fully diluted                               8,697,215          8,496,387          8,703,092          8,625,248
                                            ============        ===========        ===========        ===========












     See notes to condensed consolidated financial statements.
                                                                            F-3

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)




                                                                                March 31,              March 31,
                                                                                  1999                   1998


Operating activities:
  Net income                                                                    $ 4,656,548           $ 3,144,163
  Adjustments to reconcile net income to
   cash provided from operating activities:
     Depreciation                                                                   107,621                55,796
     Changes in assets and liabilities:
       Accounts, bank and trade acceptances
        receivable                                                            ( 25,133,755)         (  3,570,573)
       Prepaid expenses                                                       (    118,146)         (     34,319)
       Inventory, trade acceptance drafts                                     (    432,223)
       Interest only strip and retained interest                              (  3,173,353)
       Accounts payable                                                           3,434,571         (     72,828)
       Accrued expenses                                                               2,395         (      8,977)
       Deferred income                                                        (     14,190)                47,131
       Income taxes payable                                                   (    115,492)               139,507
       Deferred rent                                                          (     11,551)         (     26,587)
       Security deposits                                                      (      2,999)         (      9,393)
       Customer deposits                                                                            (      9,761)
                                                                                -----------          -----------

       Net cash used in operating activities                                  ( 20,800,574)         (    345,841)
                                                                               -----------           -----------

Investing activities:
  Finance costs                                                               (    289,788)
  Purchase of treasury stock                                                  (    452,356)
  Investment in subsidiary, Actrade Funding Inc.                              (        800)
  Property and equipment                                                      (    526,830)         (    160,465)
                                                                               -----------           -----------

       Net cash used in investing activities                                  (  1,269,774)         (    160,465)
                                                                               -----------           -----------

Financing activities:
  Proceeds from issuance of common stock                                             60,800             1,201,213
  Cash advances from bank                                                         9,073,638         (  1,019,392)
                                                                                -----------          -----------

       Net cash provided by financing activities                                  9,134,438               181,821
                                                                                -----------           -----------

Net decrease in cash                                                          ( 12,935,910)         (    324,485)

Cash, beginning of period                                                        13,381,678             7,352,465
                                                                                -----------           -----------

Cash, end of period                                                             $   445,768           $ 7,027,980
                                                                                ===========           ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                   $   951,017           $   148,265
                                                                                ===========           ===========
     Income taxes                                                               $   669,908           $   138,202
                                                                                ===========           ===========








     See notes to condensed consolidated financial statements.
                                                                            F-4

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)









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





2. Organization of the Company:


     The Company was incorporated in the State of Delaware on April 3, 1987. Actrade Capital, Inc. a wholly owned subsidiary of Actrade International, Ltd., was incorporated in Delaware in May of 1991. Actrade Capital, Inc. offers alternatives to existing accounts receivable management to domestic companies. Actrade International Corp., a New York corporation, was incorporated on July 18, 1985. Actrade represents various U. S. manufacturers and distributors by buying and exporting their products overseas. Actrade South America, Inc. a wholly owned foreign corporation and subsidiary of Actrade International, Corp., was incorporated in Antigua and Bahamas on February 12, 1988 and was acquired in January 1990. On August 14, 1997, TAD International Ltd. and on May 29, 1998, Actrade Forfaiting, Inc. were incorporated under the laws of the Commonwealth of the Bahamas. Both Companies are wholly owned subsidiaries of Actrade South America, Inc. TAD International, Ltd. has been inactive since inception. Actrade Forfaiting, Inc. deals with trade acceptance drafts (TAD's) on the foreign market and began operations in June of 1998. In October 1998, Actrade Forfaiting, Inc. changed its name to Actrade Resources, Inc. In July of 1998, Actrade Capital Canada, Ltd. was incorporated under the laws of Canada. The Company is a wholly owned subsidiary of Actrade Capital, Inc. and deals with trade acceptance drafts (TAD's) on the Canadian market, beginning operations in October of 1998.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)








3. Principles of consolidation:

     The consolidated financial statements of Actrade International, Ltd. and subsidiaries include the accounts of all significant wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. The accounts of Actrade South America, a foreign corporation, Actrade International Corp. and Actrade Capital, Inc. are included as the subsidiaries of Actrade International, Ltd. Actrade Resources, Inc. (formerly Actrade Forfaiting, Inc.) and TAD International, Ltd. are included as subsidiaries of Actrade South America. Actrade Capital Canada, Ltd. is included as a subsidiary of Actrade Capital, Inc.


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



5. Related party transactions:


     During each of the three years ended March 31, 1999, the Company and its subsidiaries have advanced and received funds to and from related parties. Such receivable and payables are non-interest bearing and are due on demand.

     The Company has entered into several employment agreements with its officers.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)






6.  Leases:

                                                                 Monthly
         Location                       Term                     Payment

         New York               03/01/90 to 03/31/00     $5,715.58 to $6,241.58
         New York               11/01/98 to 03/31/99             5,131.38
         New York               04/01/97 to 03/31/00      1,628.63 to  1,716.28
         Illinois               11/01/97 to 10/31/00      2,502.00 to  2,576.00
         Florida                   month to month                1,223.75
         California             11/20/98 to 11/30/99             1,448.00
         Georgia                09/01/98 to 08/31/01      3,274.38 to  3,474.20
         Israel                    month to month           500.00 to  1,100.00
         Bahamas                   month to month                500.00
         Canada                 11/01/98 to 10/31/01             2,260.00
         New Jersey             04/01/99 to 03/31/04            20,806.04


      Future minimum lease payments required under the non cancelable operating leases by fiscal year are as follows:

                    March 31, 2000                                $  442,926
                    March 31, 2001                                   311,692
                    March 31, 2002                                   265,492
                    March 31, 2003                                   249,672
                    March 31, 2004                                   249,672
                                                                   ----------
                                                                  $1,519,454

      Rent expense amounted to $231,318 and $122,973 for 1999 and 1998, respectively.



7. Income taxes:

    The components of income tax expense are:
                                                       1999              1998
                                                       ----              ----
    Income taxes currently payable:
      Federal                                        $320,802         $176,417
      State                                           217,094          102,864
                                                     --------         --------
                                                      537,896          279,281
                                                     --------         --------
    Deferred tax expense arising from:
      Excess of Financial accounting
       depreciation over tax                        (  11,658)       (   3,036)

      Other                                            28,178            1,464
                                                     --------         --------
                                                       16,520        (   1,572)
                                                     --------         --------

    Total income tax expense                         $554,416          $277,709
                                                     ========          ========

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)







7.  Income taxes (continued):

    Deferred income tax provisions resulting from differences between accounting for financial statement purposes and accounting for tax purposes are reflected above.

    A reconciliation of income tax expense at the statutory rate to income tax expenses at the Company's effective rate is as follows:



                                                  1999                 1998
                                                  ----                 ----

      Computed tax at the expected
       statutory rate                         $1,698,596            $1,271,013

      Surtax exemption                       (    16,750)         (    16,750)

      State income taxes                         217,094              102,864

      Foreign income                         ( 1,361,044)         ( 1,077,846)

      Other                                       16,520          (     1,572)
                                               ----------           ----------

      Income tax expense                      $  554,416           $  277,709
                                               ==========           ==========



    The effective statutory rate for 1999 and 1998 was 34% for federal tax purposes.

     The Company has made adjustments to eliminate the tax provisions for foreign earnings since said earnings are undistributed and will be permanently invested. The cumulative amounts of foreign undistributed earnings are $11,702,281 at March 31, 1999 and $6,571,412 at March 31, 1998.



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

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)









8. Trade Acceptance Drafts receivable, bank:

     As of March 31, 1999, the Company had total TAD amounts due from banks of $14,075,941. The bank purchases the TAD's at the face value and advances these amounts to Actrade. The bank purchases the TAD's without recourse and the Company has granted a security interest in all TAD's purchased by the bank and all accounts represented by the TAD's together with all proceeds of the above. The bank will purchase each TAD from Actrade that has been assigned and delivered, whereby providing financing in an overdraft or loan agreement. At March 31, 1999 there were advances of $7,032,369 and $2,041,269, respectively. As each TAD is collateralized, the face amount will be credited to the Actrade account to reduce the advance overdraft or loan payable on a as needed basis.


    As of March 31, 1999, the Company had sold TAD's to a banking institution in the amount of $2,432,257. This amount was due from the bank at March 31, 1999 and collected in April.


9. Reconciliation of shares used in computation of earnings per share:





                                    Nine and three months ended
                                             March 31,
                                   1999                       1998
                                   ----                       ----

 Weighted average of shares
   actually outstanding         8,522,174    8,528,051    8,139,501   8,268,362
 Common stock purchase
   warrants and options           175,041      175,041      356,886     356,886
                                ---------    ---------    ---------   ---------

 Primary and fully diluted
   weighted average common
   shares outstanding           8,697,215     8,703,092   8,496,387   8,625,248
                                =========     =========   =========   =========

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)







10. Common stock purchase warrants and options:

     In the nine months ended March 31, 1999, 18,500 warrants were exercised at prices ranging from $3.00 to $6.40, resulting in net proceeds to the Company of $76,000 and the issuance of 18,500 common shares.

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


     The Company has determined the method of accounting that it will follow for stock options by continuing the use of Opinion 25. However, the Company does not expect that adoption of the requirements of SFAS 123 would have a material impact on the financial position, results of operations or cash flows. Accordingly, no compensation cost will be recognized in 1999 or 1998.



11. Patent rights:

     In January 1998, Amos Aharoni assigned to the Company all patent rights for the trade acceptance draft process for $1.


12. Receivables, loan and security agreement:

     On March 4, 1999, the Company entered into a five year agreement with a major financial institution (a) providing for the transfer and sale by the Company to a wholly-owned subsidiary of the Company of a designated pool of domestic trade acceptance drafts receivables, and (b) allowing the Company to sell to the financial institution an ownership interest in the trade acceptances drafts for proceeds up to $25 million. The agreement includes fees the borrower shall pay the lender (facility fees) in the amounts and on the dates set forth in a fee letter executed between the borrower and the lender. During the third quarter of fiscal 1999, the Company sold $14,285,755 of trade acceptance drafts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I.  Results of Operations

General

During the first nine months of fiscal 1999, ended March 31, 1999, the Company had combined gross sales of $137,104,604, as compared to $68,671,402 for the first nine months of fiscal 1998, an increase of $68,433,202 or 99% above the same period in fiscal 1998. Cost of sales during this period totaled $126,240,319, or approximately 92% of gross sales, as compared to cost of sales for the same period in fiscal 1998 of $62,655,911, or approximately 91% of gross revenues. One of the principal reason for this slight increase in cost of sales expressed as a percentage of total sales was the fact that an increasing percentage of the Company's overall sales is derived from Capital's TAD Program where profit margins are lower than in other areas. This resulted in gross profits from operations of $10,864,285 for the nine month period ended March 31, 1999, compared to $6,015,491 for the same period in fiscal 1998, an increase of $4,848,794 (or approximately 81%) over the first nine months of fiscal 1998. After general and administrative expenses of $4,757,351, income from operations increased to $6,106,934, as compared to $3,471,030 for the same period last year, an increase of 76%. After interest income and expenses and provisions for income taxes, the Company experienced net income of $4,656,548, as compared to $3,144,163 for the first nine months of fiscal 1998 (an increase of 48%), or $0.54 per share as compared to $0.37 per share for the same period last year.

The substantial increase in gross sales during this period was primarily due to the expansion of the Company's operations through (i) significantly increased sales by Actrade Capital Inc. ("Capital"), including its recently formed subsidiary Actrade Capital Canada, Inc. ("Canada"), through its TAD Program, discussed separately below (see "III. Actrade Capital, Inc. And The Trade Acceptance Draft Program") and (ii) the increased sales by Actrade S.A, which includes the results of its subsidiary Actrade Resources, Inc. ("Resources") discussed below. Continuing the trend of recent fiscal periods, the major portion of the Company's sales, over 61% at the end of the first nine months of fiscal 1999 are now derived from Capital's TAD Program ($84,814,280 in the US market). However, apart from direct sales made by Capital in the US market, it is important to consider the commencement of sales in the Canadian market by Canada (resulting in gross sales of $436,539 for this period) related to trade financing activities. In combination, the total sales from the TAD Program and related activities in Canada total $85,250,819 or 62% of the Company's total sales for this period.

During the third quarter of fiscal 1999, the operations of Resources began to contribute significantly to the Company's overall sales. Resources, a wholly owned subsidiary of Actrade S.A., is engaged in a specialized area of international trade and finance. Resources buys merchandise from suppliers through the purchase of the bill of lading for the merchandise, paying the supplier in full at the time of purchase. Resources will then sell the bill of lading to a buyer with extended payment terms. The sale to the buyer is made against delivery of bills of exchange that typically will be payable at dates certain in the future according to the payment terms required by the buyer and agreed to by Resources. Resources then collects the sale price of the merchandise under the bills of exchange on their due dates or, in most cases, sell the bills of exchange to financial institutions without recourse. During the third quarter, Resources generated $23,251,489 in gross sales. After cost of sales of $21,475,498 and general and administrative expenses of $75,020, Resources realized $1,700,971 in income from operations. The operating results for Resources have been consolidated with the results of Actrade S.A.

- Third Quarter Results

     With respect to the three months ended March 31, 1999 the Company continued to show substantial growth on a par with recent fiscal periods. Gross sales reached $52,890,170 (up $27,336,212 or 107% from the third quarter of fiscal
1998). After costs of sales of $48,704,034 (compared to $23,348,664 for the third quarter of fiscal 1998) gross profit climbed to $4,186,136. This represents an increase of $1,980,842 or slightly less than 90% above the third quarter of fiscal 1998. Net earnings after interest income and expenses and allowances for income taxes reached $1,624,621 (an increase of $517,402 or approximately 47% higher than the same period of fiscal 1998). Per share earnings for the third quarter of fiscal 1999, climbed to $0.19 per share (as compared to $0.13 for the third quarter of fiscal 1998), a 46.2% increase over the third quarter of fiscal 1998.



During the third quarter selling, general and administrative expenses continued to escalate and reached $1,910,155, as compared to $955,388 for the same period in fiscal 1998. However, when viewed as a percentage of gross sales, selling, general and administrative expenses remained relatively stable with these expenses represented 3.6% of total gross sales during the third quarter of fiscal 1999, as compared to 3.7% during the same period last year. This slight increase is in part due to the restructuring of the Company's marketing strategy away from the development of regional offices in favor of a nation-wide marketing approach from more strategically located sales offices.

II.  Discussion of Financial Condition

On a consolidated basis, at March 31, 1999 the Company had total assets of $42,771,766, compared with $26,137,402 at June 30, 1998, the end of fiscal 1998,
(an increase of $16,634,364). Total current liabilities at March 31, 1999 increased to $15,893,683, compared with $3,512,761 at June 30, 1998, (an increase of $12,380,922). Of the Company's assets at March 31, 1999, $445,768 was in the form of cash and cash equivalent (compared to $13,381,678 at June 30, 1998). The decrease in cash and cash equivalent at March 31, 1999 reflects the ongoing utilization of available cash by Capital in connection with its TAD Program. At March 31, 1999 virtually all of the Company's available cash was invested in TADs therefore the cash on hand at that date was low. At June 30, 1998 the opposite situation was true in that the Company had recently sold virtually all of its TAD inventory and, not having yet reinvested this cash in the purchase of new TADs, there remained a large cash balance on hand at the end of fiscal 1998.

In addition to cash, $23,337,383 represents accounts receivable. Of the Company's accounts receivable $16,937,724 (net of allowance for bad debts) are trade receivables not related to the TAD program including $14,322,339 due to Actrade S.A., 2,540,598 due to Resources and $74,787 (net of allowance for bad debts) due to Actrade International Corp. The balance of $6,399,659 represent TADs and TAD related receivables including $2,432,257 in TADs held by Capital and not sold to any third party, and $3,967,402 (net of allowance for bad debt) of TAD related receivables due to Capital.

On March 4, 1999, Capital concluded the negotiation of a new, 5-year $25 Million credit facility with ING Barings (the "ING facility"), which was an extension of the $10 Million interim facility granted by ING in December 1998. Under this facility, Capital periodically will sell TADs received by it to Actrade Funding, Inc., a new wholly owned subsidiary that, in turn, pledges the TADs to ING under the ING facility. The Company pays a commitment fee on the unused portion of the facility in addition to the fees payable with respect to TADs sold under the facility. In connection with the ING facility, the Company has adopted the FAS 125 with respect to the accounting procedures for transaction thereunder. This has resulted in two additional line items on the Company's balance sheet under current assets. These include $2,432,701, representing the present value of Capital's retained interest in TADs pledged under the ING facility and $740,652 as interest only strip, net of amortization. The principal advantage of the ING facility for the Company has been to increase its financing sources and reduce its cost of capital.

At March 31, 1999 the Company also had $14,075,941 in "Trade Acceptance Drafts receivable, bank" representing receivables due in connection with Capital's sale of TADs to Banco Portuguese do Atlantico ("BPA") and Summit Bank ("Summit"), but not ING which are accounted for separately. The increase in the Company's assets at March 31, 1999 over the fiscal year end was principally due to the increase in trade acceptance drafts receivable, including both TADs held by Capital and amounts due from banks for TADs sold by Capital.

     At March 31, 1999, total stockholders' equity increased to $26,857,913, as compared to $22,592,920 at June 30, 1998. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries and the several credit facilities established by Capital with banks and other financial institutions.


During the balance of the current fiscal year, ending June 30, 1999, the Company projects no significant additional capital expenditures in connection with any of the Company's operations except in connection with the continued expansion of the operations of Capital, Canada and Resources.

At March 31, 1999 the Company had property, less accumulated depreciation, of $793,889 (compared to $374,679 at June 30, 1998) and security deposits and prepaid expenses of $29,805 and $164,027, respectively, compared to $26,806 and $74,669, respectively, at June 30, 1998. A major portion of the increases in these items resulted from the Company's establishment of new office facilities in New Jersey during the third quarter.

     The Company also continued to reflect Patent rights at a value of $1. The Company's Patent rights resulted from the sale by Mr. Amos Aharoni, CEO of the Company, of all his right, title and interest in the Patent obtained for the TAD Program process. At March 31, 1999, the Company also reflected as a capital asset $289,788 of "Finance costs, net of amortization" representing the costs associated with finalizing the ING facility.


     In connection with the Company's relocation during fiscal 1990, it received an 18-month rent abatement from its landlord. To conform to applicable accounting procedures, the value of this abatement is being amortized over the life of the lease. At March 31, 1999 the Company continued to show $20,170 in deferred rent liability.


The Company's accounts payable are current.

     At March 31, 1999, the Company had current liabilities of $7,032,369, representing advances against Capital's credit line with BPA which is fully secured by TADs sold to BPA but not yet collected. There was also included therein $2,041,269 representing notes payable to Summit that are also fully secured by TADs pledged to Summit under a recently instituted credit facility. The balance of $6,630,262 represents trade accounts payable and customer reserves payable. However, with respect to the amounts due to BPA and Summit, outstanding balances under those facilities are constantly changing based upon a number of factors including the total amount of TADs sold or pledged to the bank and the extent to which Capital needs to utilize the credit facilities provided.



     At March 31, 1999, management continues to discuss the possible addition of new credit facilities with several other major domestic and international financial institutions. If these discussions come to fruition, of which there is no assurance, these facilities will be available to finance the continued purchase of TADs by Capital and Canada and for the trade financing activities of Resources in much the same manner as the existing bank facilities.



     Due to the Company's available cash being fully invested in TAD purchases during this period, management elected to draw against its credit line. This election contributed to the increase in interest expense during the periods discussed herein. In addition, the Company had higher selling, general and administrative expenses ($4,757,351 as compared to $2,544,461 for the nine month period last year) attributable in part to the increased activities of the Company and expansion costs, including its new Capital corporate office in Somerset New Jersey, during this period.


With respect to the Company's working capital needs, management believes that operating revenues from its subsidiaries will continue to reflect a profit, on a consolidated basis, during the balance of fiscal 1999 and management expects revenues will be adequate to meet the Company's operating cash needs for the foreseeable future.

III. Impact of the Trade Acceptance Draft Program and the Operations of Capital.

     During fiscal 1994, the first full year of operations for the TAD Program, Capital generated gross sales of $927,757 (compared to $247,809 during fiscal
1993). During fiscal 1995, management implemented an aggressive new marketing plan for the TAD Program, which resulted in gross sales of $3,703,493 for fiscal 1995, almost 300% higher than fiscal 1994. During fiscal 1996, as Capital continued to step-up its marketing program, Capital generated gross sales of $7,993,932, almost 116% higher than fiscal 1995. By fiscal 1997 Capital began to expand its sales force and added new regional sales offices. As a result, gross sales increased to $21,668,573, over 171% higher than fiscal 1996. For fiscal 1997, Capital's operations reflected a gross profit from operations of $1,366,322 with net pre-tax income of $224,669. During the three months ended March 31, 1999, Capital's sales continued to increase reaching $34,352,025 for the third quarter of fiscal 1999, as compared to $15,337,639 for the third quarter of fiscal 1998 an increase of approximately 124%.


Capital's operating revenues during the first nine months of fiscal 1999 totaled $84,814,280 or approximately 61% of the Company's total revenues during this period.

     Perhaps equally important, during fiscal 1999 Canada commenced operations in October, 1998 although no sales were recorded until the third quarter of fiscal 1999. Canada had gross revenues of $436,539 and reflected a modest loss from operations of $56,794. As had been the case in the United States, Canada's market requires an education process to introduce the trade acceptance draft in commercial transactions. Consequently, management has been greatly encouraged by the operating results in Canada to date and expect acceptance of its program to increase during the balance of fiscal 1999. However, no estimate can be made as to the profit or loss that Canada will show by fiscal year end.


During the nine months ended March 31, 1999, Capital also had total interest expenses of $915,812, while incurring direct selling, general and administrative expenses of $3,804,931, which resulted in net operating income before taxes of $1,127,863 (44% higher than for all of fiscal 1998), with net income of $942,383 after an allowance for taxes of $185,480.

With respect to Capital's expansion plan, based upon management's experience with the TAD Program since its inception, management has determined to place its primary emphasis on developing a domestic force of aggressive new sales representatives with a solid background in sales and the experience to present the TAD Program to large domestic and multi-national companies. Management has also elected to change its marketing focus away from regional sales offices in favor of fewer offices with nation-wide marketing efforts.

IV.  Trends Affecting Liquidity, Capital Resources and Operations.

A.  Actrade Capital, Inc.

     With respect to the TAD Program, management has not identified any trends which have had, or which can reasonably be expected in the future to have, any adverse impact upon the operations of Capital or the TAD Program in general. As of the date of this Report, management is not aware of any other company operating a program similar to the TAD Program and, as demonstrated by Capital's growth rate since the introduction of the TAD Program (see discussion above), Capital's sales and gross profits continue to reach new record levels each quarter.


B. Actrade Canada, Inc.

     During the first six months of operations, management has not identified any specific trends which have had or that can reasonably be expected to have an adverse impact upon the operations of Canada. However, as was the case in the United States, management recognizes that an educational process will be required in order to fully realize the potential of the Canadian market. Unlike the US, however, Canada does not have the benefits of patent protection for the Program being offered. Despite this, management believes that a substantial market exists in Canada for this financial service and that the presence of competition is not expected to adversely affect the ability of Canada to develop profitable operations in the future.



Actrade International Corp. - Export Division.

     Over the past year, a number of factors have developed that have adversely affected the export operations of Actrade International Corp. ("International"). Among the external factors, perhaps the most important has been the renewed strength of the American Dollar compared to other currencies. This has had the effect of making American products too expensive to compete with foreign-made products. Principally this is due to the impact that reduced foreign labor costs have upon the price of competitive merchandise.


     In addition, the recent turmoil in the Asian and South American financial markets has translated into a slow down in orders for American made products from these market segments. This has adversely affected International's export operations. Although International had been able to offset this negative trend with increased orders from other markets around the world, certain events during the third quarter have caused management to re-evaluate its existing export operations.


     Principal among these events was the retirement of Mr. Leon Schorr in mid-January 1999. Mr. Schorr, together with Mr. Woerner, was in charge of International's export operations. Following Mr. Schorr's retirement International agreed to the termination of its sale of air conditioning products manufactured by Bard Manufacturing, who had been a major supplier of cooling products in the telecommunications industry, a market developed by International over the past several years. This was not unexpected given the fact that it had been Mr. Schorr's personal relationship with Bard that led to International's representation of its products overseas.


     Although not material when considering the Company's revenues as a whole, the loss of Bard as a supplier will have a significant adverse impact upon the future operations of International. Currently, management is evaluating the feasibility of continuing International's remaining export operations in light of the Company's priority in expanding Capital's TAD Program and continuing the expansion of the international trade and finance operations of Actrade S.A. and Resources.


 D. Actrade S.A. and Actrade Resources Ltd.: International Trade and Finance.

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


     As mentioned above, a result of changing world conditions has been a significant, adverse impact on foreign markets for US products. Probably the most important change management has identified has been the impact of the availability of (or lack of) trade financing. In management's opinion, the real "key" to success in international trading has become the ability to provide trade financing in addition to competitive pricing for products.


     Beginning in fiscal 1997, management decided that the time had arrived to change the approach to its international trade and financing operations. Relying upon the financial strength of the Company, Actrade S.A. utilized management's expertise in financing to develop its international trade operations. By providing to its international customers special, innovative financing in connection with those trading activities, management believed that it could fill the void created by increasing worldwide demand, thereby allowing it to capture a larger share of the current international market.



     In response to these conditions, Actrade S.A. recently established a wholly owned subsidiary, Actrade Resources, Ltd. Although Resources is in every sense a trading company that buys merchandise from suppliers and re-sells it to commercial buyers (see discussion above), management has successfully adapted certain of the founding concepts behind the TAD Program to the needs of foreign companies engaged in international trade.


     The effects of this trend are evident in the Company's operating results for both fiscal 1998 and during the current period. Sales by Actrade S.A. rose to $35,098,753 during fiscal 1998 and $48,094,881 for the first nine months of fiscal 1999 (compared to $22,918,264 for the first nine months of fiscal 1998), including $23,251,489 in revenues earned by Resources.


     With respect to the trading operations of both Actrade S.A. and Resources, apart from proving management's assumption that as sales of US products decrease, sales of foreign products will increase, these results also point out another important factor. Worldwide demand for all types of products is increasing, particularly where extended terms are offered to buyers.


     However, management believes it is too early to predict whether the extraordinary rise in sales revenues experienced by Actrade S.A. and Resources will continue. At present, while product demand is high and the availability of trade financing is low, Actrade S.A. and Resources enjoy a favorable position in the market. As these factors stabilize and as trade financing becomes more readily available, it is likely that this advantage will decrease.



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



     Based upon an assessment made during fiscal 1998, the Company is currently updating all versions of operations and financial software so that all of its systems will utilize dates beyond December 31, 1999 properly. This updating is being performed by independent consultants retained by the Company for this purpose and is expected to cost approximately $150,000. In addition, the Company has evaluated all of its auxiliary computer application systems for Year 2000 compliance and believes that the planned modifications and conversions will allow it to mitigate the Year 2000 issue.


     The Company has had communications with its significant suppliers, financial institutions and major customers to determine the extent to which it may be vulnerable to any third parties' failure to remediate their own Year 2000 issues. The financial impact to the Company of bringing its equipment and systems into Year 2000 compliance is not anticipated to be material to its financial position or results of operations.

Part II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

None during this period.

                                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 10, 1999



ACTRADE INTERNATIONAL, LTD.



BY:__/s/Alexander C. Stonkus_________
     Chief Operating Officer and Chief
      Financial Officer