Form 10-K405
period 1999-06-30
ACTRADE INTERNATIONAL LTD
filed 1999-10-04
CIK 819255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         FORM 10-K

(Mark One)       /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES AND EXCHANGE ACT OF 1934
                             For the Fiscal Year Ended June 30, 1999
                 /__/     TRANSITION REPORT UNDER SECTION 13 or 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to __________

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

         Securities registered pursuant to Section 12 (g) of the Act: Common - ____________ Shares Outstanding as of the date of this Report (Title Of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___ Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /_X_/

State the issuer's gross sales for its most recent fiscal year.  $208,171,657

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of September 29, 1999, the value of such stock was $115,128,689.

                                    FORM 10-K

                           ACTRADE INTERNATIONAL LTD.
                                  JUNE 30, 1999

PART I

ITEM 1.  BUSINESS

General.

Actrade International, Ltd. (the "Company") is a publicly traded holding company. Its business operations are conducted through several wholly owned subsidiaries. A brief description of each constituent corporation is set forth below. Following this brief introduction, a more detailed discussion of the various components of the Company's operations is presented.

Actrade International Ltd. (Company), formerly Acquisition Capability, Inc., was incorporated in the State of Delaware on April 3, 1987. In 1988 the Company changed its name to Actrade International Ltd.

Actrade Capital, Inc. (Capital), a wholly owned subsidiary of the Company, was incorporated in Delaware in May of 1991. Capital is the developer of the Trade Acceptance Draft ("TAD") Program, which enables Capital to purchase Trade Acceptance Drafts from various suppliers at a discount from their face value.

Actrade Capital Canada Inc. (Actrade Canada), a wholly owned subsidiary of Capital, was incorporated in the Province of Ontario, Canada on July 14, 1998. Actrade Canada purchases Trade Acceptance Drafts (TADs) in the Canadian market in the same fashion as Capital does in the US market.

Actrade Funding Corp. (Funding), a wholly owned subsidiary of Capital, was formed under the laws of Delaware in 1999 as a special purpose vehicle in connection with the institution of a new credit facility with a major banking institution for the purchase of TADs from Capital.

Actrade International Corp. (International), a wholly owned subsidiary of the Company, incorporated in New York on July 18, 1985, was acquired by the Company on September 2, 1988. International represents various U.S. manufacturers and distributors by buying and re-selling their products overseas.

Actrade South American LTD. (Actrade SA), a foreign corporation, a wholly owned subsidiary of International, was incorporated in Antigua on February 12, 1988. Actrade SA purchases products from various foreign suppliers and sells them through its foreign customer's network in the international markets.

Actrade Resources Inc. (Resources), a wholly owned subsidiary of Actrade SA, formerly Actrade Forfaiting Inc., was incorporated under the Laws of the Commonwealth of the Bahamas. Actrade

Resources is engaged in international merchandise trading through the direct purchase and re-sale of products from various foreign suppliers.

Allstate Travel Corp. (Travel), a wholly owned subsidiary of the Company, incorporated in New York on August 13, 1985 and acquired by the Company on July 18, 1985. Allstate Travel has extremely limited operations.

Actrade Commerce Inc. (Commerce), formerly TAD International, Ltd., a wholly owned subsidiary of Actrade SA, was incorporated in Antigua on August 14, 1997. Commerce has been inactive since inception.

                               BUSINESS OPERATIONS

The Company's business operations are divided into two principal segments - (1) the TAD Program and (2) International Merchandise Trade. The TAD Program is operated by Capital in the United States and Actrade Canada in Canada. The Company's international merchandise trade activities are conducted by International, Actrade SA and Resources. The general discussion concerning the Company's business operations will discuss these segments generally and may not reflect the precise activities of each of the Company's subsidiaries, except where the context indicates otherwise.

THE TAD PROGRAM

In mid-1993, Capital completed development of a new trade finance tool for domestic commercial transactions through the use of the Trade Acceptance Draft (the "TAD Program") designed to improve cash flow and increase sales. The TAD Program allows Suppliers to offer credit terms to their commercial customers through the use of pre-authorized debit trade acceptance drafts ("TADs") that Capital purchases with immediate payment to the Supplier, and on their due date, processes the TADs for payment in the same manner as an ordinary check through the electronic bank checking system.

In developing the TAD Program, Capital's principal goal is to standardize TADs as the third business-to-business payment option - the first being "cash on delivery" and the second being "open account." Management believes that, much like the credit card revolutionized payment for consumer purchases, the TAD Program will have a similar impact upon the way business funds commercial transactions. By providing immediate payment to Suppliers with extended payment terms for Buyers, the benefits the TAD Program offers business closely parallels the benefit credit cards provide to consumers.

Definition of a TAD.

Essentially, a "TAD" is a post-dated payment draft prepared by the seller of goods or services ("Suppliers") and accepted by the buyer of the goods or services ("Buyers") by the Buyers signing and delivering the draft back to the Supplier. Each TAD specifies the amount of the draft, the due date, and the Buyer's bank account information. This acceptance of the draft confirms that:
(i) the goods or services have been delivered by the Supplier; (ii) the goods or services were checked and accepted by the Buyer; and (iii) establishes a specific payment date. The draft itself constitutes the payment instrument for the transaction according to its terms. In addition, the TAD is negotiable so that the Supplier may endorse it and transfer it to another party. At its most basic level, a TAD can be viewed as a negotiable promissory note that at its due date is collected like an ordinary check.

When the commercial transaction is complete, the use of TADs will, in essence, convert the resulting receivable into a financial instrument (the TAD), which is purchased by Capital. The advantage to the Supplier is immediate payment (within 48 hours) and the elimination of credit risk. The buyer obtains extended, and generally, unsecured credit terms.

Three major steps are involved in the TAD Program:

Enrollment of the Buyer: Each commercial Buyer must provide customary credit and business information to allow Capital to evaluate the Buyer's credit worthiness. In addition, each Buyer must execute appropriate Buyer Agreements that set forth the basic terms and conditions of the Program.

Enrollment of the Supplier: Each Supplier must also be enrolled in the Program. This involves the execution of a basic Letter of Understanding between Capital and each Supplier that sets forth the basic terms of the Program. For the most part, this step is purely administrative since the Program depends upon the credit worthiness of the Buyer (being the party obligated to pay the TADs) rather than the Supplier who will sell the TADs to Capital without recourse.

Use of the TADs in a Commercial Transaction: After both parties have enrolled in the Program, the Supplier will prepare the TADs applicable to the particular commercial transaction and forward them to the Buyer. If the merchandise or services were acceptable, the Buyer signs the TADs and returns them to the Supplier in payment for the goods or services.

Since in some cases a Supplier will have received a pre-approval of the transaction from Capital, upon receipt of the TADs from the Buyer, the Supplier will forward them to Capital together with the appropriate underlying documentation (i.e., commercial invoice, bill of sale, etc.). Within 48 hours of receipt of the completed document package from a Supplier, Capital will remit full payment for the TADs (equal to the face amount of the TADs less Capital's fees and discounts).

On the due date, either Capital or the bank to which the TADs have been sold collects the TADs directly from the Buyers bank account without any further involvement of either the Seller or Buyer. There is no need for Capital to wait for the Buyer to remit payment. The fees and discounts are paid through the Supplier as a discount from the face amount of the TAD when purchased by Capital.

Characteristics of the TAD Program

Although Trade Acceptances are one of the typical method of payment for commercial transactions overseas (acceptances are called bills of exchange in England, traits in France, bulls in South Africa, etc.), until re-introduced by Capital, they have not been used in the U.S. since World War II. Capital has essentially adapted the traditional bill of exchange or trade acceptance (both instruments long recognized in international trade) to the U.S. market by adding an automatic collection feature. The TAD is a negotiable instrument (i.e., commercial paper) that converts into a check and is processed like a check on the due date. This allows for ease of use and less cost for the customer and low administration expenses for Capital. Management believes that, as of the date of this Report, Capital is the only company in the U. S. providing this type of trade financing for commercial transactions beyond 90 days up to 365 days.

In creating the TAD Program, Capital has added a significant feature to a traditional acceptance - computer encoding that allows the TAD, a negotiable instrument, to be processed like a check on the due date. Unless this feature is copied (which would violate the Company's process patent) a potential competitor would need to process the TAD for collection manually, a process that would be prohibitive both from the point of view of time and cost. Unlike other typical trade financing methods prevalent in the U.S. today, the TAD Program's most significant attribute is that it serves to convert a receivable into a financial instrument that can then be sold by Capital much like conventional commercial paper is bought and sold in the financial markets. In fact, it was this feature that was a major factor in Capital's ability to secure an aggregate of $48.5 Million in credit facilities with major banks to fund the purchase of TADs.

On December 2, 1997 the United States Patent Office officially granted to Mr. Amos Aharoni a patent with respect to the use of trade acceptance drafts in Capital's TAD Program. All his right, title and interest in and to said patent was assigned to the Company in consideration of the payment of $1.00.

Benefits Of The TAD Program

The TAD Program provides three distinct benefits in one financial instrument:

     Financing: the Supplier receives cash within 48 hours, while the Buyer has terms of up to 12 months.

     Credit Protection: Actrade typically will assume the risk of the Buyer not paying on the TAD. The Supplier no longer worries about non-payment from his Customer-Buyer.

     Collection: Actrade will automatically collect the exact payment on the specified due date that is printed on each TAD.

From its inception, management has sought to incorporate into the TAD Program as many safeguards as possible in order to minimize the risk of non-payment. In management's opinion, the following features of the TAD Program have proven to reduce the risk of non-collection:

1. Limitation of Exposure. The TAD Program is intended to finance only a small portion of a Buyers needs. Banks, factors and other lenders typically continue to fulfill a Buyers principal financing needs. By representing only a small portion of a company's debt, the overall exposure for Capital is limited.

2. Credit Insurance and Payment Bonds. Most TADs are insured against non-payment through a combination of business credit insurance policies that Capital has secured with a major insurance carrier and Payment Bonds issued through major surety companies.

See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS" below for an analysis of Capital's operations.

Expansion of US Market:

As mentioned above, since fiscal 1998 the use of the TAD Program by large national and international companies has increased significantly. Principally, these companies have found that the TAD Program's flexibility allows them to manage certain "special situations" which do not fall within their conventional terms. This opened an entirely new market for the TAD Program in the United States and management has aggressively pursued development of this market segment, a process that will continue and escalate into fiscal 2000 and beyond. During fiscal 1998, management began a marketing campaign specifically designed to reach these large companies by educating them as the various ways that using TADs can increase sales, lower their current collection costs and reduce delinquent customer accounts. The success of this marketing approach is clearly reflected in the significantly higher revenues during fiscal 1999, a process that management expects will continue in future years.

From its experience to date, it has become apparent that even the largest companies are affected by trade financing problems in much the same way as small companies. Further, these companies also consider the "cost," both in dollars and personnel time, of related problems, such as developing secure supply sources, pursuing collection of past due accounts, etc. to be serious problems. The TAD Program can be utilized to address many of these concerns. First, it provides a means of eliminating, or substantially decreasing, the problem of collections for accounts that utilize TADs as payment instruments. This fosters more effective cash flow management and substantially increases the ability of a company to effectively utilize its available capital resources. Second, it eliminates the need to divert in house personnel to pursue slow paying customers. By allowing the seller to structure payments by its customers up to a twelve month period the TAD Program allows for a more manageable payment schedule which, in many cases, results in the avoidance of late or defaulted payments. Finally, it allows large Buyers to assure themselves of stable supply sources by providing smaller, but critical, suppliers with a means to significantly enhance their own cash flow.

Expansion Through E-Commerce and the Internet Potential.

During fiscal 1999, management began development of an E-Commerce initiative where customers (both Suppliers and Buyer) will be able to conduct transactions electronically over the Internet, once they are enrolled in the Program. An interactive web site is being developed for this purpose. This site will not only teach customers about the use of the TAD Program but will also permit them to enroll in the Program and, when completed, to use the Company's site to locate Suppliers, learn about their products, place orders and complete all required paperwork for the transaction. Although management believes that in the near future all aspects of a transaction will be able to be completed electronically, including the actual TAD itself, this final step must await further development in the banking field with respect to such matters as electronic signatures and fund transfer.

Expansion Into International Markets.

The expansion of the TAD Program into the international market was initiated in January 1999 when Actrade Canada commenced operations. The Canadian market was selected as the first international site for the Program due to both the proximity to the United States and the similarities in banking and commercial laws between the two countries. In August, 1999, following the end of fiscal 1999, management concluded its first credit facility for Actrade Canada with a major Canadian bank. This initial facility in the amount of $CDN5,000,000 is intended for use in funding the TAD Program in Canada.

Apart from the Canadian initiative, management has begun marketing the TAD Program offered by Capital to foreign sellers of products to the American market. By adapting the TAD Program to this business segment, an American importer of foreign products can, with the cooperation of their foreign suppliers, have access to trade financing not typically available in the import market today. Management believes that this application of the TAD Program will serve to help American importers by providing an available financing tool and to expand access to the US market by foreign companies that would otherwise be reluctant to extend credit terms to American buyers.

INTERNATIONAL MERCHANDISE TRADE

Actrade International Corp.

Since July 1988, International has been engaged in international merchandise trade. Its current operations involve the direct export of American products primarily to the Pacific Rim. International provides US companies foreign markets for their products through its own network of buyers, wholesalers and distributors. Coupled with an ability to arrange required export services (including air or sea shipping, inland freight arrangements, preparation of shipping documents, export licenses, establishment of letters of credit, etc.) International offers a less expensive alternative to "in-house" export operations.

As of the end of fiscal 1999, International's principal product group consisted of Industrial and Commercial Air Conditioning Equipment including package systems, stand alone units and spare parts.

International maintains no inventory of products. It purchases products for its own account upon confirmation of orders from overseas buyers. In this fashion, International (i) acts as a principal in the sale; (ii) does not require warehouse or storage space for inventories; (iii) does not tie up available capital in inventory; and (iv) assures US manufacturers acceptable payment terms in the US thereby eliminating the problems of collecting foreign receivables. Through International, American companies can effectively trade with overseas buyers without the risks and delays associated with the international market.

During fiscal 1999 and 1998 no single customer represented 10% or more of the Company's total sales. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Actrade S.A. and Resources

The primary markets presently served by Actrade S.A. and Resources are South America and Europe, although sales in other regions do occur and, depending upon changing political and economic circumstances, management anticipates that sales activities in other geographic markets will occur in the future.

However, since sales by Actrade S.A. and Resources are usually special situations of higher dollar amounts, management is unable to predict the impact of its activities in the future, although it is expected that Actrade S.A. will continue to operate at least at current levels in the future. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below.

In general, the success of Actrade S.A. and Resources has been based upon the ability to offer both Buyers and Suppliers a combination of advantages not typically available in world markets. From the point of view of the Buyer, Actrade offers the ability to secure necessary products through its purchasing network coupled with an ability to obtain extended payment terms. From the point of view of the Supplier, Actrade offers increased sales to buyers, access into markets not generally available to the Supplier and immediate payment.

As with its other international merchandise trade activities, Actrade S.A. and Resources act as re-sellers of the products that will typically be purchased at an advantageous price from the Supplier and marked-up for sale to the Buyer. When coupled with its ability to provide immediate payment to the Supplier, Actrade provides the means to accomplish a transaction that would not otherwise be possible.

Management believes that for the foreseeable future the greatest demand for all kinds of foreign products will continue to come from the developing and third world countries. Typically, Buyers in these countries require extended payment terms in order to pay for the products they seek. For the very same reasons, Suppliers in other countries are unwilling, or in many cases unable, to offer the terms required by a Buyer. In these circumstances, Actrade is often able to step into the transaction, buy the products with immediate payment to the Supplier and re-sell the products at a higher price to the Buyer, providing the Buyer access to necessary trade financing that will give it the much needed payment terms.

In management's opinion, the real "key" to success in international merchandise trading, is the ability to provide access to trade financing for transactions that could otherwise not be completed. In fact, in many cases, the ability to provide payment to the Supplier and terms to the Buyer can be of greater importance than the pricing for the products.

Due to the financial strength of the Company, Actrade has been in a position to fill the void created by the dramatic increase in worldwide demand, thereby allowing it to capture a larger share of the current market demand. However, management can not predict whether the extraordinary rise in sales revenues experienced by Actrade S.A. and Resources during fiscal 1998 and 1999 will continue. At present, while product demand is high and the availability of trade financing is low, Actrade enjoys a favorable position in the market.

Allstate's Operations

Allstate has operated as a travel agency since 1987, and is duly licensed as a ticketing agent with IATA (International Airlines Travel Agents Network). For several years, the Company has concentrated its efforts in the international trade markets of International, Actrade S.A. and Resources and in development of the TAD Program. This emphasis is expected to continue during the foreseeable future. Consequently, during fiscal 1999, Allstate accounted for an insignificant percentage of the Company's total sales during fiscal 1999. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a complete discussion of the Company's operations and financial condition.

Competition

With respect to the TAD Program, the Company faces strong competition from many established financial institutions, including banks, insurance companies and receivables financing (factoring) companies. Many of these companies are larger and have greater financial resources. Further, the TAD Program is based upon the use of Trade Acceptance Drafts that, although a long-established instrument in international trade, have been virtually unknown within the US domestic market. Consequently, management faces the additional burden of educating its target market as to the use of this financial instrument and gaining adequate market acceptance of this concept to attract a sufficient number of participating companies in order to make this Program commercially viable. These factors will also impact upon the operations of Actrade Canada as it initiates its expansion program and moves into the Canadian marketplace. As of the date of this Report, management is not aware of any other financial service program in the United States that utilizes trade acceptance drafts in a manner similar to TAD Program.

With respect to the recent expansion of the TAD Program into the Canadian market, the Company will not enjoy the protection it is afforded in the United States by its process patent. Therefore, in Canada, as well as other foreign jurisdictions, it is likely that the Company will encounter competition from other companies, including various financial institutions, that do, or in the future may, offer the same or similar services which directly compete with the TAD Program. It is impossible at this time for management to accurately predict the extent or impact of such competition.

With respect to its international merchandise trade division, despite its past growth, the Company faces strong competition from many other companies (many of which are larger and have greater financial resources) in three primary areas. First, the Company competes with export management companies for representation of manufacturers. Secondly, it also competes with local (overseas) manufacturers of products similar to those offered by it. Virtually all products offered by the Company have competitive products manufactured by local companies overseas. Finally, the Company competes with manufacturers engaged in the direct export of their products around the world. All of these factors will have an impact upon the Company's international merchandise trade operations, revenues, profits and its ability to grow.

ITEM 2.  PROPERTIES.

Offices:

New York: The Company's principal corporate offices are located at 7 Penn Plaza, Suite 422, New York, NY 10001, where it occupies approximately 6,000 square feet of office space. This lease expires March 31, 2000, and provides for monthly rentals of $5,400, commencing June 1, 1991 with annual increases of 4.5%.

New Jersey: As of April 1, 1999, the Company leased 12,970 square feet of office space in Somerset, New Jersey. These new offices serve as the principal executive offices for Capital and Funding. This lease expires March 2004 and provides for monthly rental payments of $20,806. Upon expiration, the Company has an option to renew for an additional three years.

Florida: As of December 1, 1991, the Company opened a regional sales office, pursuant to an original three-year lease, which has since been renewed upon similar terms and conditions, with an unaffiliated third party, at 6700 North Andrews Avenue, Suite 101, Ft. Lauderdale, Florida, where it occupies approximately 979 square feet of office space.

California: As of July 1, 1998, the Company leased approximately 110 square feet of office space in Newport Beach, California where it maintains a regional sales office for Capital. This office is leased pursuant to a month-to-month tenancy at a rental of $350 per month.

Bahamas: As of July 1998 Actrade S.A. and Resources established a separate interim office in Nassau, The Bahamas. This office is leased from an independent third party who also provides basic administrative and clerical services. The rental for this office, including services, is currently $500 per month.

Canada: In November, 1998, Actrade Canada established an office in Toronto, Canada where it leases approximately 1,850 square feet of space. This lease expires at the end of October, 2001 and provides for a monthly rental of $CND2,438.

Representative Offices: The company has representative offices in both Israel and Brazil in connection with its international merchandise trade operations. These offices are provided by unaffiliated third parties who serve as a commission sales agents for Actrade S.A. and Resources.

The Company believes that its present facilities will be adequate for its purposes for the foreseeable future and does not anticipate the need for additional office or operating facilities.
ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual meeting of the Shareholders of the Company was held on February 18, 1999 at which meeting the Shareholders voted upon the election of the current Board of Directors.

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

                           PERIOD                    HIGH              LOW
 ------------------------------------------------------------------------------
         Quarter ended September 30, 1996            $6.375            $2.75
         Quarter ended December 31, 1996             $8.25             $5.25
         Quarter ended March 31, 1997                $17.625           $7.50
         Quarter ended June 30, 1997                 $15.50            $10.75
         Quarter ended September 30, 1997            $12.125           $11.25
         Quarter ended December 31, 1997             $30.00            $14.125
         Quarter ended March  31, 1998               $17.625           $11.8125
         Quarter ended June 30, 1998                 $16.688           $12.25
         Quarter ended September 30, 1998            $15.750           $10.00
         Quarter ended December 31, 1998             $16.875           $10.75
         Quarter ended March  31, 1999               $14.500           $12.375
         Quarter ended June 30, 1999                 $14.625           $10.938

On September 29, 1999 the reported closing price for the Company's Common Stock was $13.50 per Share; there were 359 record holders (representing approximately 4,622 beneficial holders) of the Company's Shares; and there were twelve (12) market makers for the Company's securities.

The Company has not paid any cash dividends and there are presently no plans to pay any such dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including earning, financial condition, capital requirements and other factors. There are no contractual restrictions on the Company's present or future ability to pay dividends. Further, there are no restrictions in any of the Company's subsidiaries that would, in the future, adversely affect the Company's ability to pay dividends to its shareholders.

ITEM 6. SELECTED FINANCIAL DATA:

Summary Balance Sheet Data:                                                Year Ended June 30
                                            -------------------------------------------------------------------------------
                                                   1999               1998                1997           1996          1995
                                                   ----               ----                ----           ----          ----
Total Assets                                $44,450,828        $26,123,212         $19,364,462     $8,088,521    $5,987,746

Total Current Assets                         43,190,803         25,721,726          19,108,415      7,969,782     5,894,571

Total Current Liabilities                    15,941,639          3,530,292           3,127,180      3,198,814     2,856,926

Stockholders Equity                          28,509,189         22,592,920          16,192,117      4,889,707     3,066,918

Retained Earnings                            14,336,256          8,102,398           3,685,583      1,782,002     1,024,628

Summary Earnings Data:                                                     Year Ended June 30
                                            -------------------------------------------------------------------------------
                                                   1999               1998                1997           1996          1995
                                                   ----               ----                ----           ----          ----
TAD Sales                                  $129,790,196       $ 55,541,301        $ 21,668,573   $  7,993,932  $  3,703,493
Int'l Merch. Trade Sales                   $ 78,381,461       $ 42,934,195        $ 21,830,739   $ 15,844,053  $ 12,712,311
                                           ------------       ------------        ------------   ------------  ------------

Total Gross Sales                          $208,171,657       $ 98,475,496        $ 43,499,312   $ 23,837,985  $ 16,415,804
                                           ============       ============        ============   ============  ============

TAD Gross Profit                            $ 7,941,017        $ 3,300,124         $ 1,366,322   $    526,386  $    337,683
Int'l Merch. Trade Gross Profit             $ 8,431,215        $ 4,839,929         $ 2,672,149    $ 1,440,708   $ 1,181,218
                                           ------------       ------------        ------------   ------------  ------------

Total Gross Profit                           16,372,232          8,140,053           4,038,471      1,967,094     1,518,901

General & Administrative Expenses             6,483,039          3,420,519           2,059,384      1,194,445     1,136,243

Bad Debt Expense                              1,600,836             64,023              16,034             --            --

Interest Expense                              1,776,704             20,277              44,729        150,113        56,991

Interest Income                                  59,606            174,240              28,684         97,858        78,738

Other income(expense), net                     (179,952)            30,508              65,724         58,282            --

Income Before Taxes                           6,391,307          4,839,982           2,012,732        778,676       404,405

Income Tax (Benefit)                            157,449            423,167             109,151         21,302       (3,388)

Net Income                                    6,233,858          4,416,815           1,903,581        757,374       407,793
Net Income/Common Share, diluted          $        0.71               0.50                0.25           0.14          0.08

-------------------------------------------------------
  The Company's fiscal year ends June 30 of each year.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  General Statement

           - Factors That May Affect Future Results.

  With the exception of historical information, the matters discussed in Management's discussion and Analysis of Financial Condition and Results of operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act (the "Reform Act") that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates," "expects," "believes," "plans," "could," and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to, the following:

          Changes in the Company's currently available credit facilities;

          The inability of the Company to extend or secure additional credit facilities to fund the anticipated expansion of sales under its TAD Program;

          Unexpected economic changes both in the United States and overseas;

          The imposition of new restrictions or regulations affecting either the Company's international merchandise trade activities or its TAD Program, either in the US or in Canada.

To the extent possible, the following discussion will highlight the relative needs of the Company with respect to both its international merchandise trade activities and in connection with the ongoing expansion of its TAD Program.

           - Segment Reporting Disclosures.

  The Company's sales are generated from two major business segments: the TAD Program and international merchandise trade. The TAD Program is operated by Capital in the United States and Actrade Canada, in Canada. The Company's international merchandise trade operations are conducted through International (which is engaged in the re-sale of American made products to foreign buyers) and Actrade S.A., including its wholly owned subsidiary Resources, (which engage in the sale of non-US products to foreign buyers). See discussion immediately below. Further, the reader is referred to the "Financial Statements - Note 8, Segment Information" for further information regarding industry segments, gross sales and gross profits by geographical region and other relevant information.

  I.  Results of Operations - Fiscal 1999 Compared to Fiscal 1998

  Consolidated Sales and Gross Profit

  As of June 30, 1999, the Company had combined gross sales of $208,171,657, as compared to $98,475,496 for fiscal 1998, representing an increase of slightly over 111%. As a result, the Company reflected gross profit from operations of $16,372,232 during fiscal 1999, as compared to $8,140,053 in fiscal 1998, representing an increase of slightly more than 101%.

  The increase in gross sales during fiscal 1999 was due to the expansion of the Company's operations through (i) significantly increased sales by Capital and Actrade Canada through the TAD Program and (ii) the increased international merchandise trade activities by Actrade S.A and Resources. With respect to its international merchandise trade activities, this increase was the result of increased product sales by both Actrade S.A. and Resources, rather than from price increases for the products sold.

  TAD Program Sales and Gross Profit

  Total gross sales for fiscal 1999 included gross sales from the TAD Program, which represent the face value of TADs transacted, of $129,790,196 (as compared to $55,541,301 in fiscal 1998). The gross sales amounts for the TAD Program are reported herein for information purposes only and are not a part of the basic financial statements of the Company. Gross profit from the TAD Program, which represent revenues earned on TAD activities, totaled $7,941,017 for fiscal 1999, as compared to $3,300,124 in fiscal 1998, an increase of slightly less than 141%. The significant increase in gross profit from the TAD Program is due to a substantially increased number of TAD transactions that were a direct benefit of the accelerated marketing and expansion program during fiscal 1999.

  International Merchandise Trade Sales and Gross Profit

  Also included in total gross sales were gross sales from international merchandise trade of $78,381,461 (as compared to $42,934,195 in fiscal 1998). At June 30, 1999, sales by Actrade S.A., including its wholly owned subsidiary Resources, totaled $74,097,841, as compared to $35,098,753 for fiscal 1998. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During fiscal 1999, the Company's principal overseas markets continued to be (i) South America (ii) Europe, (iii) the Pacific Rim and (iv) Middle East. During fiscal 1999, the Company showed increased sales in all of its primary markets.

  See "Financial Statements - Note 1- Summary of Significant Accounting Policies
  - Gross Sales" and " - Note 8, Segment Information" for additional information.

  Consolidated Expenses

  General and administrative expenses were $6,483,039 as compared to $3,420,519 for fiscal 1998, an increase of slightly less than 90%. Essentially the entire increase in general and administrative expenses in fiscal 1999 is related to the expansion of operations of Capital, Actrade Canada and costs related to the TAD Program. The most significant of these increase included:

        1. salaries, payroll and commissions in fiscal 1999 totaled $3,283,033, as compared to $1,520,501 in fiscal 1998;

        2. office rent in fiscal 1999 totaled $345,060, as compared to $181,893 in fiscal 1998;

        3. consulting costs and professional fees in fiscal 1999 totaled $486,407, as compared to $156,860 for fiscal 1998;

        4. depreciation of $139,461, as compared to $80,435 in fiscal 1998.

All of these increased costs are directly attributable to the TAD Program expansion that took place in fiscal 1999, including the establishment of new corporate headquarters for Capital in Somerset New Jersey and the expansion of Capital sales force and back-office personnel required by the substantial increase in TAD transactions. With respect to fiscal 2000, management projects the costs related to the TAD Program operations will continue to escalate, particularly as it accelerates its marketing efforts for the TAD Program and begins implementation of its E-Commerce program. However, management expects to see significantly increased sales volume as the benefits of the 1999 expenditures mature into new TAD business.

Bad Debt, Interest Expense and Net Income

  In fiscal 1999, the Company incurred bad debt expense in the amount of $1,600,836 as compared to $64,023 in fiscal 1998. The principal reason for the substantial increase in this expense was because of the rapid expansion of the TAD Program (both in terms of the number and size of individual transactions) and the diversity of industries into which the TAD Program has expanded.

  In fiscal 1999, the Company incurred interest costs of $1,776,704, as compared to $20,277 in fiscal 1998. This increase is due to the growth in operations of the TAD Program as well as Actrade S.A., Resources and results in part from the costs associated with the new credit facilities secured by Capital during fiscal 1999. With these new facilities approaching full utilization, and management's expectation of adding additional credit facilities in the near term, management expects that this expense item will continue to escalate as TAD Program operations continue to grow.

  During fiscal 1999, Capital entered into an asset-backed securitization program of up to $25 Million with a financial institution providing for the transfer and sale of TADs by Capital to Funding, a wholly owned special purpose vehicle, formed expressly for that purpose. For further information relating to Funding see "Financial Statements - Note 11."

  After interest income, other expenses (including a loss on the disposition of fixed assets of $179,952) and provision for income taxes of $157,449, the Company realized net income of $6,233,858, or approximately $0.73 per share ($0.71 per share, fully diluted) for fiscal 1999, as compared to $4,416,815, or $0.55 per share ($0.50 per share, fully diluted), for fiscal 1998. This represented an increase in net income for fiscal 1999 of 42%, fully diluted.

  During fiscal 1999 the Company's net income expressed as a percentage of gross profit fell to approximately 38%, as compared to approximately 54% in fiscal 1998. As had been expected, this decrease was the direct result of the substantial increase in general and administrative expenses associated with Capital and the TAD Program discussed above.

  TAD Program Net Income

  Despite the substantial increase in gross profit generated by Capital through the TAD Program, net income for fiscal 1999 from the TAD Program reflected a decrease to $89,461 (representing net income of $181,168 for Capital and a net loss of $91,707 for Actrade Canada), as compared to net income of $637,196 for fiscal 1998, a decrease of almost 86%. The principal reason for this decline in net income were the substantially increased general and administrative costs associated with the expansion of Capital's operations and the substantial increase in the allowance for bad debt expense, both of which were discussed earlier. Management believes this situation will be corrected in the coming year as the Capital begins to realize the benefits from the expenditures incurred during fiscal 1999.

  International Merchandise Trade Net Income

  Net income, before provision for income taxes, from the Company's international merchandise trade operations totaled $6,245,830 as compared to $4,061,654 for fiscal 1998, an increase of just over 53%. Management believes that its international merchandise trade operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue at the pace set in fiscal 1999.

  - Fiscal 1998 Compared to Fiscal 1997

  Consolidated Sales and Gross Profits

  For the period ended June 30, 1998, the Company had combined gross sales of $98,475,496, as compared to $43,499,312 for fiscal 1997, representing an increase of slightly less than 127%. As a result, the Company realized gross profit of $8,140,053 during fiscal 1998, as compared to $4,038,471 in fiscal 1997, representing an increase of slightly over 101%.

  The increase in gross sales during fiscal 1998 was due to the expansion of the Company's operations through (i) significantly increased sales by Capital through the TAD Program and (ii) the increased international merchandise trade activities by Actrade S.A. With respect to its international merchandise trade activities, this increase was the result of increased product sales by Actrade S.A., rather than from price increases for the products sold.

  TAD Program Sales and Gross Profits

  During fiscal 1998, gross sales from the TAD Program totaled $55,541,301 (as compared to $21,668,573 in fiscal 1997), which figures are reported herein for information purposes only. Gross profit from the TAD Program during fiscal 1998 climbed to $3,300,124 from $1,366,322 in fiscal 1997, an increase of over 141%.

  International Merchandise Trade Sales and Gross Profits

  Gross sales from international merchandise trade were $42,934,195 in fiscal 1998 as compared to

  $21,830,739 in fiscal 1997 resulting in a gross profit from international merchandise trade operations of $4,839,929, as compared to $2,672,149 in fiscal 1997. During fiscal 1998 sales by Actrade S.A. totaled $35,098,753, as compared to $14,743,695 for fiscal 1997, with the balance representing sales by International. During fiscal 1998, the Company's principal overseas markets were (i) South America (ii) Europe, (iii) the Pacific Rim and (iv) the Middle East, with the Company showing increased sales in all of those markets.

  Consolidated Expenses/Net Income

  General and administrative expenses in fiscal 1998 were $3,420,519 as compared to $2,059,384 in fiscal 1997, an increase of slightly over 66%. Virtually all of the increase in these expenses were directly attributable to the expansion of Capital and the TAD Program.

  During fiscal 1998, the Company recorded bad debt expense in the amount of $64,023, as compared to $16,034 for fiscal 1997. This increased reserve was due to the growth experienced in the TAD Program during fiscal 1998.

  The Company realized income from operations of $4,655,511, as compared to $1,963,053 for fiscal 1997, an increase of slightly less more than 137%.

  After interest income and expense, other income and provision for income taxes of $174,240, $20,277, $30,508 and $423,167, respectively (as compared to
  $28,684, $44,729, $65,724 and $109,151 for fiscal 1997) the Company realized net income of $4,416,815, or approximately $0.55 per share ($0.50 per share, fully diluted) for fiscal 1998 as compared to $1,903,581, or $0.29 per share ($0.25 per share, fully diluted), in fiscal 1997. This represented an increase in net income for fiscal 1998 of 100%, fully diluted.

  Net income, before provision for income taxes, for fiscal 1998 from the TAD Program increased to $778,328 as compared to $224,669 for fiscal 1997, an increase of slightly more than 246%. Net income before provision for income taxes from international merchandise trade operations for fiscal 1998 increased to $4,061,654 from $1,788,063 in fiscal 1997, an increase of approximately 127%.

  II.  Discussion of Financial Condition - Liquidity and Capital Resources

  At June 30, 1999, the Company had working capital of approximately $27,249,164, as compared to working capital of $22,191,434 at June 30, 1998. On a consolidated basis, as of June 30, 1999 the Company had cash and cash equivalents on hand of $5,198,951, as compared to $13,381,678 at June 30, 1998. The decrease of approximately $8,183,000 in cash and cash equivalents resulted from normal variations in the utilization of cash by Capital in its operations, and not due to any trend which is expected to have a continuing effect upon operations in the future.

  Accounts receivable and TADs receivable (net of deferred income and allowance for doubtful accounts) increased $9,106,058 and $16,222,688, respectively at June 30, 1999, as compared to June 30, 1998. The substantial increase in TADs receivable was due to the ongoing expansion of the TAD Program by Capital and Actrade Canada. At June 30, 1999, Capital had approximately

  $11.5 Million in Surety bonds guaranteeing payment of TADs it had purchased, in addition to $12.5 Million in credit insurance.

  Total current liabilities in fiscal 1999 increased $12,411,347 compared to fiscal 1998. The substantial increase in current liabilities over the prior fiscal year is primarily due to the addition of "short-term borrowings," representing financing utilized by Capital for its TAD purchases owed under its various credit facilities.

  At June 30, 1999 the Company had total accounts payable of $682,810, as compared to $3,195,691 at June 30, 1998. The substantial decrease in accounts payable is due principally to the normal fluctuations in the status of trade transactions by Actrade S.A. and Resources and not to any trend expected to have an ongoing impact upon the Company.

  In recent years, the Company has experienced growth in its accounts receivable due to the nature of the sales made by its international merchandise trade division. Sales by International principally involve larger, higher priced products. Consequently, the average invoice amount, as well as the average per item cost, is relatively high, resulting in higher cost of goods sold as well as higher accounts receivable and payable. Similarly, the sales generated by Actrade S.A. are from the sale of less expensive foreign made products where the typical gross margins are much lower than for similar American products. These factors continued to be true throughout fiscal 1999 and are expected to continue for the foreseeable future.

  At June 30, 1999, the Company's total stockholders' equity increased to $28,509,189, as compared to $22,592,920 at June 30, 1998. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.

  During the fiscal year ending June 30, 2000, the Company projects no significant additional capital expenditures in connection with any of the Company's international merchandise trade operations. Management plans to utilize current cash on hand in connection with its international merchandise trading operations principally for (i) general working capital reserves to meet any extraordinary or unexpected expenses; (ii) and to finance, if required, the Company's trading operations.

  However, in connection with the TAD Program, management expects that it will have significant additional capital expenditures relating to the ongoing expansion of sales and marketing operations by Capital and Actrade Canada, including implementation of its E-Commerce initiative. Further, with respect to the TAD Program, in order to sustain a future growth rate comparable to that experienced in the past few years, management will need to further expand its credit facilities and other means for financing its purchase of TADs.

  At June 30, 1999, the Company had several credit facilities through which Capital, Funding and Actrade Canada could finance the purchase of TAD in their TAD Program including (1) a $25 Million securitization funding facility; and
  (2) an additional $18.5 Million in credit facilities with two financial institutions in the United States.

  Capital currently has approximately $31 Million in Surety Bonds available to secure payment of

  TADs it has purchased. Subsequent to the fiscal year-end, the Company increased its two credit facilities from $18.5 Million to $23.5 Million and Actrade Canada added a $CDN5 Million credit facility from a major Canadian bank for use in the purchase of TADs in Canada.

  Management expects that the TAD Program will continue to grow, in which case it will require additional credit facilities to sustain the projected growth in TAD purchases. Although discussions are ongoing with several other financial institutions to add additional credit facilities to fund the future expansion of the TAD Program, no assurance can be given that such discussions will result in the completion of any new financing facilities for Capital or Actrade Canada. However, based upon its experience with its present banks, as well as discussions with other financial institutions, management believes that it will be able to secure adequate financing means to sustain the growth of the TAD Program in the foreseeable future.

  Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future.

  III  Inflation.

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

  IV. "Year 2000" Compliance.

  Overview

  The Year 2000 issue is the result of computer programs being written using two digits, rather than four to define the applicable year. Beginning in the Year 2000, and in certain instances prior to the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  Internal Systems and Equipment

  Based upon an assessment made during fiscal 1998, the Company assessed and identified all of its systems and equipment that may be vulnerable to Year 2000 problems. The Company has prioritized the identified items as either critical or non-critical to the operations of the Company. During fiscal 1999, the Company began, and as of the date of this Report has substantially completed, upgrading and/or replacing the equipment and systems it had identified as being non-compliant. Management expects that it will have completed the required updated of all versions of operations and financial software before December 1999 so that all of its systems will utilize dates beyond December 31, 1999 properly. In addition, the Company has completed the evaluation and substantially completed the upgrade of all of its auxiliary computer application systems for Year 2000 compliance. The Company believes that the planned modifications, upgrades and conversions, that are expected to be completed and initiated before December 1999, will allow it to fully mitigate the Year 2000 issue.

  Third Party Relationships

  The Company also initiated formal communications with all of its significant suppliers, financial institutions and major customers to determine the extent to which the Company may be vulnerable to any third parties' failure to remediate their own Year 2000 issues. Based upon the response received, management believes that all of the Company's major suppliers and financial institutions are also Year 2000 compliant. There can be no assurance, however, that the systems of other companies, or a conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations. Of all such third parties, management is of the opinion that the only segment that would have a materially adverse impact upon the Company's operations would be the various financial institutions with whom it currently has credit facilities that are critical to the operation of the TAD Program. As to this sector, management has received what it believes to be dependable assurances that no disruption in the Company's credit facilities will occur due to Year 2000 problems.

  Costs/Risks

  Management currently estimates that the total cost in connection with bringing its own systems and equipment into compliance was approximately $130,000 during fiscal 1999 and does not expect the additional cost to complete its modifications an upgrade to exceed $70,000. As such, the financial impact to the Company of bringing its equipment and systems into Year 2000 compliance is not anticipated to be material to its financial position or results of operations. Although the Company is not aware of any material operational issues or costs associated with the completion of this process, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000.

  The principal risk associated with Year 2000 compliance include, but are not necessarily limited to, (i) the inability by Capital or Actrade Canada to utilize its credit facilities in connection with their purchase of TAD from customers under the TAD Program; (ii) the inability of Capital or Actrade Canada to properly process TADs for collection on their due dates; (iii) the inability to pay suppliers in a timely manner for TADs purchased by Capital or Actrade Canada; and (iv) interruption of payments under letters of credit or other financial instruments in connection with the Company's international merchandise trade operations.

  Provided that there is no material disruption of services among the Company's several financial institutions, as to which the Company has received what it believes to be reliable assurances, management does not believe that any Year 2000 problems that may occur will be material or cause any material adverse consequence to the Company or any of its operations.

  All statements concerning Year 2000 issues other than historical statements, including, without limitation, estimated costs and the projected timetable of Year 2000 compliance, constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements should be read in conjunction with the Company's disclosures under the heading "General Statement - Factors That May Affect Future Results."


  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial Statements:                                                          Reference:
  ---------------------                                                          ----------
  Independent Auditor's Report                                                   F-1 - F1A

  Consolidated Balance Sheets                                                    F-2

  Consolidated Statements of Income                                              F-3

  Consolidated Statements of Stockholders' Equity                                F-4

  Consolidated Statements of Cash Flows                                          F-5

  Notes to Consolidated Financial Statements                                     F-6 - F-16


  ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Actrade International Ltd.:

We have audited the accompanying consolidated balance sheet of Actrade International Ltd. and subsidiaries (the "Company") as of June 30, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
New York, New York
September 20, 1999

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Actrade International Ltd. and Subsidiaries
New York, New York


     We have audited the consolidated balance sheets of Actrade International Ltd. and Subsidiaries as of June 30, 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actrade International Ltd. and Subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.







                                                       ZELLER WEISS & KAHN, LLP


Mountainside, New Jersey
August 14, 1998

                                      F-1A

ACTRADE INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------


ASSETS                                                                                1999               1998

CURRENT ASSETS:
  Cash and cash equivalents                                                        $  5,198,951    $ 13,381,678
  Accounts receivable - trade                                                        12,413,931       3,307,873
  Trade  acceptance  drafts  receivable  and other (net of  deferred  income and allowance for doubtful accounts of $1,275,747
    and $1,560,295 in 1999 and $14,190 and $61,700 in 1998)                          25,180,194       8,957,506
  Prepaid expenses                                                                       27,004          69,299
  Prepaid income taxes                                                                  153,836            --
  Deferred income taxes                                                                 216,887           5,370
                                                                                   ------------    ------------

           Total current assets                                                      43,190,803      25,721,726
                                                                                   ------------    ------------

PROPERTY AND EQUIPMENT (Net of accumulated depreciation and
     amortization of $290,615 in 1999 and $293,519 in 1998)                             953,736         374,679

OTHER ASSETS                                                                            306,289          26,807
                                                                                   ------------    ------------

TOTAL ASSETS                                                                       $ 44,450,828    $ 26,123,212
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                                                            $ 14,261,405    $       --
  Accounts payable and customer reserves payable                                        682,810       3,195,691
  Accrued expenses                                                                      997,424          49,160
  Income taxes payable                                                                     --           285,441
                                                                                   ------------    ------------

           Total current liabilities                                                 15,941,639       3,530,292
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value; authorized
    100,000,000 shares, issued, and outstanding
    8,528,051 shares in 1999 and 8,541,051 shares in 1998                                   856             854
  Additional paid-in capital                                                         14,614,123      14,489,668
  Retained earnings                                                                  14,336,256       8,102,398
  Accumulated other comprehensive income                                                 10,310            --
  Treasury stock at cost; 31,500 shares in 1999                                        (452,356)           --
                                                                                   ------------    ------------

           Total stockholders' equity                                                28,509,189      22,592,920
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 44,450,828    $ 26,123,212
                                                                                   ============    ============


See notes to consolidated financial statements.

ACTRADE INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                      1999              1998              1997

Gross Sales - Trade Acceptance Drafts             $ 129,790,196    $  55,541,301    $  21,668,573
Gross Sales - International Merchandise Trade        78,381,461       42,934,195       21,830,739
                                                  -------------    -------------    -------------

Total Gross Sales                                 $ 208,171,657    $  98,475,496    $  43,499,312
                                                  =============    =============    =============

Gross Sales - International Merchandise Trade     $  78,381,461    $  42,934,195    $  21,830,739
Cost of Sales - International Merchandise Trade     (69,950,246)     (38,094,266)     (19,158,590)
                                                  -------------    -------------    -------------

Gross Profit - International Merchandise Trade        8,431,215        4,839,929        2,672,149
Gross Profit - Trade Acceptance Drafts                7,941,017        3,300,124        1,366,322
                                                  -------------    -------------    -------------

Total Gross Profit                                   16,372,232        8,140,053        4,038,471
                                                  -------------    -------------    -------------

General and Administrative Expenses                  (6,483,039)      (3,420,519)      (2,059,384)
Bad Debt Expense                                     (1,600,836)         (64,023)         (16,034)
                                                  -------------    -------------    -------------

Income from Operations                                8,288,357        4,655,511        1,963,053

Other Income (Expenses):
  Interest income                                        59,606          174,240           28,684
  Interest expense                                   (1,776,704)         (20,277)         (44,729)
  Other income (expense), net                          (179,952)          30,508           65,724
                                                  -------------    -------------    -------------

Income before Provision for Income Taxes              6,391,307        4,839,982        2,012,732
Provision for Income Taxes                              157,449          423,167          109,151
                                                  -------------    -------------    -------------

Net Income                                        $   6,233,858    $   4,416,815    $   1,903,581
                                                  =============    =============    =============

Net Income per Common Share:
  Basic                                           $        0.73    $        0.55    $        0.29
  Diluted                                         $        0.71    $        0.50    $        0.25

Weighted Average Number of Shares Outstanding:
  Basic                                               8,527,851        8,079,996        6,617,167
  Diluted                                             8,810,267        8,903,726        7,701,712


See notes to consolidated financial statements.

ACTRADE INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED 1999, 1998 AND 1997
--------------------------------------------------------------------------------



                                                                         Additional
                                                  Common Stock            Paid-in         Retained
                                             Shares         Amount        Capital         Earnings

BALANCE, JUNE 30, 1996                     5,683,181    $        568   $  3,107,137   $  1,782,002

  Net Income                                                                             1,903,581


  Issuance of Common Stock                   652,500              65      1,922,214           --
  Issuance of Common Stock upon
    Exercise of Options                      450,000              45        987,455           --
  Issuance of Common Stock                   685,000              69      6,488,981           --
                                        ------------    ------------   ------------   ------------

BALANCE, JUNE 30, 1997                     7,470,681             747     12,505,787      3,685,583

Net Income                                                                               4,416,815


Issuance of Common Stock upon
  Exercise of Options                      1,070,370             107      1,983,881           --
                                        ------------    ------------   ------------   ------------

BALANCE, JUNE 30, 1998                     8,541,051             854     14,489,668      8,102,398

  Comprehensive Income, Net of Tax:
     Net Income                                                                          6,233,858
     Other Comprehensive Income:
        Foreign Currency Translation
           Adjustments


           Total Comprehensive Income


  Other                                                                      63,657
  Issuance of Common Stock upon
    Exercise of Options                       18,500               2         60,798
  Purchase of Treasury Stock                 (31,500)           --             --             --
                                        ------------    ------------   ------------   ------------

BALANCE, JUNE 30, 1999                     8,528,051    $        856   $ 14,614,123   $ 14,336,256
                                        ============    ============   ============   ============






                                        Accumulated
                                           Other                           Total                         Other
                                        Comprehensive   Treasury       Stockholders'                 Comprehensive
                                          Income         Stock            Equity                         Income

BALANCE, JUNE 30, 1996                  $       --     $       --      $  4,889,707

  Net Income                                                              1,903,581                  $  1,903,581
                                                                                                     ============

  Issuance of Common Stock                      --             --         1,922,279
  Issuance of Common Stock upon
    Exercise of Options                         --             --           987,500
  Issuance of Common Stock                      --             --         6,489,050
                                        ------------   ------------    ------------

BALANCE, JUNE 30, 1997                          --             --        16,192,117

Net Income                                                                4,416,815                  $  4,416,815
                                                                                                     ============

Issuance of Common Stock upon
  Exercise of Options                           --             --         1,983,988
                                        ------------   ------------    ------------

BALANCE, JUNE 30, 1998                          --                       22,592,920

  Comprehensive Income, Net of Tax:
     Net Income                                                           6,233,858                  $  6,233,858
     Other Comprehensive Income:
        Foreign Currency Translation
           Adjustments                        10,310                         10,310                        10,310
                                                                                                     ------------

           Total Comprehensive Income                                                                $  6,244,168
                                                                                                     ============

  Other                                                      63,657
  Issuance of Common Stock upon
    Exercise of Options                                                      60,800
  Purchase of Treasury Stock                    --         (452,356)       (452,356)
                                        ------------   ------------    ------------

BALANCE, JUNE 30, 1999                  $     10,310   $   (452,356)   $ 28,509,189
                                        ============   ============    ============


See notes to consolidated financial statements.

ACTRADE INTERNATIONAL LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                    1999             1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  6,233,858    $  4,416,815    $  1,903,581
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities:
    Depreciation and amortization                                     139,461          80,435          41,058
    Loss on disposition of property and equipemnt                     179,951            --              --
    Bad debt expense                                                1,600,836          64,023          16,034
    Deferred income taxes                                            (211,517)        (12,407)         (9,582)
    Deferred income                                                 1,261,557          14,190            --
    Other                                                              63,657            --              --
  Changes in operating assets and liabilities:
     Accounts receivable - trade                                   (9,106,058)        822,757        (728,512)
     Trade acceptance drafts receivable and other                 (19,074,771)     (1,419,409)     (5,079,329)
     Prepaid expenses                                                  42,295         (53,252)         87,254
     Prepaid income taxes                                            (153,836)           --              --
     Other assets                                                    (279,482)         (9,065)            482
     Accounts payable and customer reserves payable                (2,512,881)      1,167,094          96,637
     Accrued expenses                                                 948,264          (7,764)        (10,105)
     Income taxes payable                                            (285,441)        218,009          46,130
                                                                 ------------    ------------    ------------

           Net cash (used in) provided by operating activities    (21,154,107)      5,281,426      (3,636,352)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                              (898,469)       (216,809)       (175,658)
                                                                 ------------    ------------    ------------

           Net cash used in investing activities                     (898,469)       (216,809)       (175,658)
                                                                 ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                            60,800       1,983,988       9,398,829
     Purchase of treasury stock                                      (452,356)           --              --
     Change in short-term borrowings                               14,261,405      (1,019,392)       (159,159)
                                                                 ------------    ------------    ------------

           Net cash provided by financing activities               13,869,849         964,596       9,239,670
                                                                 ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                             (8,182,727)      6,029,213       5,427,660

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                13,381,678       7,352,465       1,924,805
                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                    $  5,198,951    $ 13,381,678    $  7,352,465
                                                                 ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
    Interest paid during the year                                $  1,480,586    $     23,884    $     47,137
                                                                 ============    ============    ============

    Income taxes paid during the year                            $    561,259    $    205,148    $     31,187
                                                                 ============    ============    ============

See notes to consolidated financial statements.

ACTRADE INTERNATIONAL LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business - Actrade International, Ltd. (the "Company"), formerly Acquisition Capability, Inc., is a publicly traded holding company. Its business operations are conducted through several wholly-owned subsidiaries. The Company's business operations are divided into two principal segments: (1) the Trade Acceptance Draft ("TAD" or "TADs") program which is operated by Actrade Capital, Inc. ("Capital") in the United States and Actrade Capital Canada Inc. ("Actrade Canada") in Canada and (2) international merchandise trade activities conducted by Actrade International Corp. ("International"), Actrade South American LTD. ("Actrade SA") and Actrade Resources Inc. ("Resources"). Capital is the developer of the TAD program, which enables Capital to purchase TADs from various suppliers at a discount from their face value. International, Actrade SA and Resources are engaged in international merchandise trading through the direct purchase and re-sale of products from various foreign suppliers. Other wholly-owned subsidiaries with limited operations include Allstate Travel Corp., Actrade Commerce Inc. and Actrade Funding Corp. ("Funding").

      Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation (See Note 11).

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash Equivalents - Cash equivalents include highly liquid short-term investments with an original maturity of three months or less.

      Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (5-10 years). Leasehold improvements are amortized using the straight-line method over the lesser of the term of the related lease or the estimated useful life of the improvement.

      Long-Lived Assets - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

      Customer Reserves Payable - TADs are normally purchased at a discount from their face value with maturities averaging three to six months. For certain TADs, a portion of the advance to the seller is held by the Company for a greater assurance of protection against default by the buyer of the TAD. In these cases, a customer reserves payable is established for the cash advances not yet paid to the seller.

      Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No.125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity, after a transfer of financial assets that meets the criteria to be accounted for as a sale, to recognize the financial assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered.

      Revenue Recognition - Sales of merchandise are recognized when title passes to the customer. Income from TAD transactions are deferred and recorded as income over the term of TAD or earlier if the TAD is sold.

      Income Taxes - The Company uses the asset and liability approach for financial accounting and reporting for income taxes. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

      Comprehensive Income - Effective July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. The Company has included its presentation of comprehensive income in the accompanying consolidated statements of stockholders' equity for the years ended June 30, 1999, 1998 and 1997.

      Foreign Currency Translation - Balance sheet accounts of the Company's foreign operations are translated at the exchange rate in effect at each year-end and income statement accounts are translated at the average exchange rate prevailing during the year. Gains and losses arising from the translation of foreign subsidiary financial statements are included in other comprehensive income.

      Total Gross Sales - Total Gross Sales includes both Gross Sales - International Merchandise Trade which represents sales of various products through the Company's subsidiaries and are included as a part of the consolidated statements of income, as well as Gross Sales - Trade Acceptance Drafts which represents the face value of TADs transacted. Total Gross Sales and Gross Sales - Trade Acceptance Drafts are presented for informational purposes only throughout this report.

      Total Gross Profit - Total Gross Profit includes the gross profit from sales of international merchandise trade activities as well as revenues earned on TAD transactions.

      Reclassifications - Certain prior year amounts have been reclassified to conform with the 1999 presentation.

      Recent Pronouncements - In June 1998, the FASB issued SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of position and measurement of these instruments at fair value. The statement is effective for the Company in the year ending June 30, 2001. Management believes that adopting this statement will not have a material impact on the financial position, results of operations or cash flows of the Company.

2.    PROPERTY AND EQUIPMENT

      The major categories of property and equipment are as follows:

                                                1999            1998

Computer equipment                          $   453,742    $   407,364
Furniture and fixture                           431,529         70,004
Computer software                               168,360         46,914
Leasehold improvements                          190,720        143,916
                                              ---------        -------
                                              1,244,351        668,198

Accumulated depreciation and amortization      (290,615)      (293,519)
                                              ---------        -------

Net property and equipment                  $   953,736    $   374,679
                                            ===========    ===========



3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable, trade acceptance drafts receivable and other, short-term borrowings, and accounts payable and customer reserves payable are estimated by the Company to approximate fair value based on short-term maturities of these financial instruments.

4.    CONCENTRATION OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable and trade acceptance drafts receivable. The Company deposits certain funds with a bank located in Grand Cayman Islands where there is no insurance on bank deposits. As of June 30, 1999, the Company's uninsured deposits amounted to $4,532,405. Concentration of credit risk with respect to accounts receivable and trade acceptance drafts receivable is limited due to the Company's large number of customers and their dispersion across many different industries and countries worldwide. As of June 30, 1999, the Company had no significant concentration of credit risk. To mitigate some of the credit risk related to trade acceptance drafts receivable, the Company had a business credit insurance policy of $12.5 million and surety bonds guaranteeing payment of TADs in the amount of approximately $11.5 million as of June 30, 1999.

      During the year ended June 30, 1999, a shareholder sold TADs to the Company accounting for approximately 8 percent of Gross Sales - Trade Acceptance Drafts.

5.    NET INCOME PER SHARE

      The Company applies SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding. Diluted net income per share gives the effect of outstanding stock options. The treasury stock method is used to calculate the dilutive effect of stock options issued. All of the net income reported in the financial statements is available to common shareholders. Prior years net income per share data has been adjusted to reflect the adoption of SFAS No. 128.

      Net income per common share has been computed as follows:


                                       1999                      1998                      1997
                             ------------------------   ------------------------ -----------------------
                               Basic        Diluted        Basic       Diluted      Basic        Diluted

Net Income                    $6,233,858   $6,233,858   $4,416,815   $4,416,815   $1,903,581   $1,903,581
                              ----------   ----------   ----------   ----------   ----------   ----------

Weighted average of
  shares outstanding           8,527,851    8,527,851    8,079,996    8,079,996    6,617,167    6,617,167

Weighted average of
  options outstanding               --        282,416         --        823,730         --      1,084,545
                              ----------   ----------   ----------   ----------   ----------   ----------

Total equivalent shares        8,527,851    8,810,267    8,079,996    8,903,726    6,617,167    7,701,712
                              ----------   ----------   ----------   ----------   ----------   ----------

Net income per common share   $     0.73   $     0.71   $     0.55   $     0.50   $     0.29   $     0.25
                              ==========   ==========   ==========   ==========   ==========   ==========


      Stock options that have exercise prices in excess of the average market price during the year are considered antidilutive and are not included in the calculation for net income per share. Options to purchase 1,329,960, 208,156, and 403,786 shares of common stock were outstanding in 1999, 1998 and 1997, respectively, but were not included for part or all of the year in the computation of diluted earnings per share because their effect would have been antidilutive.

6.    COMMON STOCK AND STOCK OPTIONS

      In the period July through October 1996, the Company sold 87 units consisting of 7,500 shares of common stock for a net proceed of $1,922,279 resulting in the issuance of 652,500 shares of common stock. In May and June 1997, the Company sold 274 units consisting of 2,500 shares of common stocks for a net proceed of $6,489,050 resulting in the issuance of 685,000 shares of common stock.

      As part of its compensation to employees, the Company grants incentive awards by issuing stock options from unissued common stock at the fair market value at the date of grant. The Company has no formal stock option plan. A summary of changes in outstanding stock options is as follows:

                                                                             Exercise            Weighted
                                                           Options       Price Per Share        Exercise Price

Outstanding at July 1, 1996                                  1,571,888    $1.25 - $3.35            $ 1.90
Granted                                                        602,201    $3.00 - $9.70            $ 6.87
Canceled                                                       (80,700)           $1.75            $ 1.75
Exercised                                                     (450,000)   $1.75 - $2.25            $ 2.19
                                                             ---------  ---------------            ------

Outstanding at June 30, 1997                                 1,643,389    $1.25 - $9.70            $ 3.65
                                                             =========    =============            ======
Granted                                                        469,219  $10.00 - $19.50            $12.55
Canceled                                                          (318)           $1.75            $ 1.75
Exercised                                                   (1,070,370)   $1.25 - $6.40            $ 1.85
                                                             ---------  ---------------            ------
Outstanding at June 30, 1998                                 1,041,920    $1.25 - $19.5            $ 9.50
                                                             =========    =============            ======


Granted                                                        672,950   $11.10 - 16.70            $12.29
Exercised                                                      (18,500)   $5.00 - $6.40            $ 4.11
Expired                                                        (29,366)  $5.00 - $14.30            $10.12
                                                             ---------  ---------------            ------
Outstanding at June 30, 1999                                 1,667,004   $3.00 - $19.50            $10.68
                                                             =========    =============            ======


The following table summarizes information about fixed-price stock options outstanding at June 30, 1999

                   Options Outstanding                                      Options Exercisable
                  -----------------------                                  -----------------------
                                                                                        Number       Weighted Average
    Range of              Number           Wt'd Average      Wt'd Average            Exercisable          Exercise
 Exercise Prices       Outstanding          Exercise Prices  Years to Expiration      at 6/30/99            Price

 $1.25 to $6.40           337,044             $ 5.53           0.47                    337,044             $ 5.53
 $6.41 to $12.80        1,171,148              11.52           2.83                  1,146,148              11.51
$12.81 to $19.50          158,812              15.33           1.60                    158,812              15.33
                        ---------                                                    ---------
                        1,667,004                                                    1,642,004
                        =========                                                    =========


      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and selected interpretations in accounting for its option plans. Accordingly, as all options have been granted at fair market value on the date of grant, no compensation expense has been recognized. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No.123, Accounting for Stock-Based Compensation, the Company's net income
      (loss) would have been $4,586,003, $1,740,364 and ($75,699) for 1999,
      1998, and 1997, respectively. Basic net income per share would have been $.54, $.20, and $(.01) for 1999, 1998 and 1997, respectively and diluted net income per share would have been $.52, $.20, and $(.01) for 1999, 1998 and 1997, respectively.

      For the purpose of determining compensation expense under SFAS No. 123, the fair value of each warrant or option is measured at the grant date using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997; dividend yield is 0 percent for all years, volatility is 41 percent, 23 percent, and 39 percent respectively, the risk-free interest rate is 5.38 percent, 5.75 percent, and 6.25 percent respectively and expected lives are 2, 2 and 3 years respectively. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the warrant holder.

7.    DEFINED CONTRIBUTION PLAN

      Employees of the Company have been able to participate in the Company's defined contribution plan. The Company contributes 50 percent of the employee's contribution up to 6 percent of the employees gross pay. The Company's expense related to the plan was $53,890, $2,914, and $0 for the years ended June 30, 1999, 1998, and 1997, respectively.

8.    SEGMENT INFORMATION

      The Company has adopted SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires the Company to use a management approach in identifying segments of its business and establishes standards for reporting information about segments. Prior years' comparative financial information has been restated to conform with the current year's presentation of segment information.

      The Company's business operations are divided into two principal business segments: TAD program and international merchandise trade activities. The Company's business segments are based on business units or entities that offer different products and services. The TAD program is operated by Capital in the United States and Actrade Canada in Canada. The international merchandise trade activities are conducted by International, Actrade SA and Resources. They are managed separately because each business segment requires different strategic initiatives and marketing.

      The Company's gross sales, gross profit, income before provision for income taxes, depreciation and amortization, interest expense and total assets for each segment for the years ended June 30, 1999, 1998 and 1997 were as follows:

                                         1999          1998             1997

Gross Sales:
  Trade Acceptance Drafts           $129,790,196   $ 55,541,301   $ 21,668,573
  International Merchandise Trade     78,381,461     42,934,195     21,830,739
                                    ------------   ------------   ------------
                                    $208,171,657   $ 98,475,496   $ 43,499,312
                                    ============   ============   ============

Gross Profit:
  Trade Acceptance Drafts           $  7,941,017   $  3,300,124   $  1,366,322
  International Merchandise Trade      8,431,215      4,839,929      2,672,149
                                    ------------   ------------   ------------
                                    $ 16,372,232   $  8,140,053   $  4,038,471
                                    ============   ============   ============

Income before Provision for
  Income Taxes:
  Trade Acceptance Drafts           $    145,477   $    778,328   $    224,669
  International Merchandise Trade      6,245,830      4,061,654      1,788,063
                                    ------------   ------------   ------------
                                    $  6,391,307   $  4,839,982   $  2,012,732
                                    ============   ============   ============

Depreciation and Amortization:
  Trade Acceptance Drafts           $    125,364   $     60,111   $     20,614
  International Merchandise Trade         14,097         20,324         20,444
                                    ------------   ------------   ------------
                                    $    139,461   $     80,435   $     41,058
                                    ============   ============   ============

Interest Expense:
  Trade Acceptance Drafts           $    609,067   $       --     $     44,413
  International Merchandise Trade      1,167,637         20,277            316
                                    ------------   ------------   ------------
                                    $  1,776,704   $     20,277   $     44,729
                                    ============   ============   ============

Total Assets:
  Trade Acceptance Drafts           $ 16,726,768   $ 16,847,631   $ 10,456,771
  International Merchandise Trade     27,724,060      9,275,581      8,907,691
                                    ------------   ------------   ------------
                                    $ 44,450,828   $ 26,123,212   $ 19,364,462
                                    ============   ============   ============

      The following table provides the Company's geographic information for gross sales and gross profit, which is based on the location of transactions processed for TAD program and the location of customers for international trade activities:

                                               1999            1998           1997

Gross Sales - Trade Acceptance Drafts:
  United States                            $128,806,016   $ 55,541,301   $ 21,668,573
  Canada                                        984,180           --             --
                                           ------------   ------------   ------------
                                           $129,790,196   $ 55,541,301   $ 21,668,573
                                           ============   ============   ============

Gross Sales - International Merchandise
  Trade:
  United States                            $       --     $    526,724   $       --
  South America                              33,697,964     15,188,933      4,690,753
  Western Europe                             32,464,709     16,897,844      9,005,109
  Far East                                    6,965,188      4,535,200      2,100,000
  Middle East                                 3,831,600      5,785,494      5,321,000
  Other Non-U.S. Countries                    1,422,000           --          713,877
                                           ------------   ------------   ------------
                                           $ 78,381,461   $ 42,934,195   $ 21,830,739
                                           ============   ============   ============
Gross Profit - Trade Acceptance Drafts:
  United States                            $  7,843,992   $  3,300,124   $  1,366,322
  Canada                                         97,025           --             --
                                           ------------   ------------   ------------
                                           $  7,941,017   $  3,300,124   $  1,366,322
                                           ============   ============   ============
Gross Profit - International Merchandise
  Trade:
  United States                            $       --     $     70,436   $    656,752
  South America                               3,405,062      1,750,547        424,123
  Western Europe                              3,631,164      1,914,522        836,033
  Far East                                      787,218        451,308        194,964
  Middle East                                   471,420        653,116        494,001
  Other Non-U.S. Countries                      136,351           --           66,276
                                           ------------   ------------   ------------
                                           $  8,431,215   $  4,839,929   $  2,672,149
                                           ============   ============   ============


9.    INCOME TAXES

      Income before provision for income taxes is comprised of the following for the years ended June 30:

                   1999          1998         1997

United States   $  269,010   $  864,596   $  229,699
Foreign          6,122,297    3,975,386    1,783,033
                ----------   ----------   ----------

                $6,391,307   $4,839,982   $2,012,732
                ==========   ==========   ==========

      Provision for income taxes is comprised of the following for the years ended June 30:

                           1999         1998         1997

Current tax expense:
  Federal               $ 250,581    $ 265,215    $  59,131
  State and local         118,385      170,359       59,602
                        ---------    ---------    ---------
                          368,966      435,574      118,733
                        ---------    ---------    ---------

Deferred tax benefit:
  Federal                (143,064)      (8,387)      (6,477)
  State and local         (68,453)      (4,020)      (3,105)
                        ---------    ---------    ---------
                         (211,517)     (12,407)      (9,582)
                        ---------    ---------    ---------

                        $ 157,449    $ 423,167    $ 109,151
                        =========    =========    =========

      A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective tax rate is as follows:

                                                   1999     1998      1997

Statutory U.S. Federal rate                        34.0%    34.0%    34.0%
State and local income taxes (net of
  Federal tax benefit)                              0.5      3.5      3.0
Undistributed earnings of foreign subsidiaries    (32.6)   (27.9)   (28.9)
Other                                               0.6     (0.9)    (2.7)
                                                   ----     ----     ----

                                                    2.5%     8.7%     5.4%
                                                   ====     ====     ====


      Deferred income taxes are comprised of the following as of June 30:

                                    1999          1998

Deferred tax assets:
Allowance for doubtful accounts   $ 681,302    $  26,639
                                  ---------    ---------

Deferred tax liabilities:
  Depreciation and amortization     (90,750)     (12,958)
  Securitization                   (373,665)        --
  Other                                --         (8,311)
                                  ---------    ---------

                                   (464,415)     (21,269)
                                  ---------    ---------
Net deferred income taxes         $ 216,887    $   5,370
                                  =========    =========


      Income tax has not been provided on unrepatriated earnings of foreign subsidiaries as currently it is the intention of the Company to reinvest such earnings in their foreign operations. The cumulative amount of foreign undistributed earnings was approximately $13.8 million as of June 30, 1999.

10.   SHORT-TERM BORROWINGS

      During the year ended June 30, 1999, the Company entered into a revolving credit agreement with a bank in the amount of $10 million expiring October 31, 1999. Interest on borrowings is determined based on the bank's floating base rate. As of June 30, 1999, the Company had borrowings of $9,272,202 under the credit agreement with an interest rate of 7.75 percent.

      During the year ended June 30, 1999, the Company also entered into a revolving credit agreement with another bank in the amount of $8.5 million expiring September 30, 1999. Interest on borrowings is determined based on the bank's prime lending rate. As of June 30, 1999, the Company had borrowings of $4,989,203 under this credit agreement with an interest rate of 8.25 percent.

      Under the terms of the agreements, the proceeds from borrowings are to be utilized exclusively to finance the Company's TAD program and all of the borrowings are secured by TADs which are pledged to the banks.

11.   ASSET-BACKED SECURITIZATION PROGRAM

      In March 1999, the Company entered into an asset-backed securitization program with a financial institution providing for the transfer and sale of TADs to Funding, a wholly-owned subsidiary of the Company, for proceeds of up to $25 million. The program qualifies for sale treatment under SFAS No. 125 and the Company records income (loss) from the subsidiary on the equity basis of accounting.

      The financial information of Funding as of and for the period ended June 30, 1999 is summarized as follows:

                                                               Amount
                                                               ------
      Cash and cash equivalents                              $ 1,280,336
      Trade acceptance drafts receivable                      10,649,641
      Other current assets                                       309,190
                                                             -----------
      Total assets                                           $12,239,167
                                                             ===========
      Short-term borrowings                                  $ 9,509,875
      Other current liabilities                                2,223,073
                                                             -----------
      Total liabilities                                       11,732,948
      Stockholder's equity                                       506,219
                                                             -----------
      Total liabilities and stockholder's equity             $12,239,167
                                                             ===========
      Gross profit                                           $ 1,089,611
      Net operating expenses                                     584,192
                                                             -----------
      Net income                                             $   505,419
                                                             ===========

      Gains resulting from the securitization or transfers of TADs are included in Gross Profit - Trade Acceptance Drafts. Interest-only strip which is recorded at fair value and retained interest which is recorded at the allocated carrying value based on relative fair value are included in Trade Acceptance Drafts receivable and other.

12.   COMMITMENTS AND CONTINGENCIES

      Leases - The Company is committed to various noncancelable operating leases for office space. Future minimum lease payments required under these leases at June 30 are as follows:

      June 30,                                                  Amount
      --------                                                  ------
      2000                                                   $  420,728
      2001                                                      313,374
      2002                                                      268,645
      2003                                                      253,680
      2004                                                      187,254
                                                             ----------
                                                              1,443,681
      Sub-leases                                                (72,456)
                                                             ----------
      Total minimum lease payments                           $1,371,225
                                                             ==========

      Rent expense in 1999, 1998 and 1997 was $345,060, $181,893 and $86,964,
      respectively.

      Letters of Credit - The Company was contingently liable for letters of credit amounting to $2,984,479 as of June 30, 1999.

13.   LEGAL MATTERS

      The Company has no legal proceeding which are unusual in nature or not in the normal course of its business or material in amount. The Company is aware of no litigation pending, threatened or contemplated, or unsatisfied judgements against it.

14.   SUBSEQUENT EVENTS

      On August 3, 1999, the Company entered into a new credit agreement with a bank in the amount of $15 million expiring October 31, 1999, replacing an existing $10 million credit agreement.

      On August 27, 1999, the Company, through Actrade Canada, also entered into a credit agreement with another bank in the amount of $5 million Canadian dollars expiring August 26, 2000. Interest on borrowings will be determined based on the bank's floating base rate.

15.   QUARTERLY INFORMATION (UNAUDITED)

      The following table shows results of operations for each of the quarters during fiscal 1999 and 1998.

                                           September 30,     December 31,        March 31,         June 30,         Fiscal Year
                                               1998              1998              1999              1999              1999
                                          -------------     -----------         --------          --------         -----------
Gross Sales:
  Trade Acceptance Drafts                  $ 22,306,043      $ 28,156,212      $ 34,352,565      $ 44,975,376     $ 129,790,196
                                           ============      ============      ============      ============     =============
  International Merchandise Trade          $ 15,844,893      $ 17,907,286      $ 18,537,605      $ 26,091,677     $  78,381,461
                                           ============      ============      ============      ============     =============


Gross Profit:
  Trade Acceptance Drafts                  $    785,933      $  1,634,667      $  1,566,022      $  3,954,395     $   7,941,017
  International Merchandise Trade             1,506,858         1,573,505         1,949,407         3,401,445         8,431,215
                                           ------------      ------------      ------------      ------------     -------------
Total Gross Profit                         $  2,292,791      $  3,208,172      $  3,515,429      $  7,355,840     $  16,372,232
                                           ============      ============      ============      ============     =============

Net Income                                 $  1,131,083      $  1,416,079      $  1,372,601      $  2,314,095     $   6,233,858
                                           ============      ============      ============      ============     =============

Net Income per Common Share:
  Basic                                    $       0.13      $       0.17      $       0.16      $       0.27     $        0.73
                                           ============      ============      ============      ============     =============
  Diluted                                  $       0.13      $       0.16      $       0.16      $       0.27     $        0.71
                                           ============      ============      ============      ============     =============


                                           September 30,     December 31,        March 31,         June 30,         Fiscal Year
                                               1997              1997              1998              1998              1998
                                           -------------     -----------         ---------         --------         -----------
Gross Sales:
  Trade Acceptance Drafts                  $ 11,505,082      $ 13,301,092      $ 15,337,639      $ 15,397,488      $ 55,541,301
                                           ============      ============      ============      ============     =============
  International Merchandise Trade          $  8,496,503      $  9,814,767      $ 10,216,319      $ 14,406,606      $ 42,934,195
                                           ============      ============      ============      ============     =============

Gross Profit:
  Trade Acceptance Drafts                  $    700,759      $    871,413      $    999,275      $    728,677      $  3,300,124
  International Merchandise Trade             1,006,580         1,231,445         1,206,019         1,395,885         4,839,929
                                           ------------      ------------      ------------      ------------      ------------
Total Gross Profit                         $  1,707,339      $  2,102,858      $  2,205,294      $  2,124,562      $  8,140,053
                                           ============      ============      ============      ============     =============

Net Income                                 $    952,855      $  1,084,093      $  1,107,219      $  1,272,648      $  4,416,815
                                           ============      ============      ============      ============     =============

Net Income per Common Share:
  Basic                                    $       0.12      $       0.13      $       0.13      $       0.15      $       0.55
                                           ============      ============      ============      ============     =============
  Diluted                                  $       0.11      $       0.12      $       0.12      $       0.15      $       0.50
                                           ============      ============      ============      ============     =============



      The financial statements for the quarters ended September
      30, 1998, December 31, 1998 and March 31, 1999 have been adjusted to reflect the proper revenue earned on TAD transactions which resulted in a decrease in net income of $262,145, $222,620 and $252,020, respectively.

  PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) and (b)  Identification of directors and executive officers.

The following identification of officers and directors, including biographies, set forth the present officers and directors:


  NAME                     AGE   POSITIONS HELD
  ----                     ---   --------------
Amos Aharoni               54    Chief Executive Officer of the Company and each of its
                                 subsidiaries, except Capital; Director of the Company

Alexander C. Stonkus       40    President and Chief Operating Officer of the Company
                                 and Capital and Director of the Company.

John Woerner               62    President of Actrade International, Corp.; and Director
                                 Of the Company

Elizabeth Melnik           50    Secretary of the Company and each of its subsidiaries.

Joseph P. D'Alessandris    54    Chief Financial Officer of the Company and Capital

Robert Furstner            66    Director of the Company

Harry Friedman             72    Director of the Company

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

Both Mr. Friedman and Mr. Furstner serve on the Company's Audit Committee together with Mr. Aharoni.

Biographical Information for Officers and Directors:

AMOS AHARONI was appointed Chief Executive Officer of the Company effective February 20, 1991. However, since inception of the Company in 1987, Mr. Aharoni served as the financial executive of the Company and its subsidiaries. Since 1987, Mr. Aharoni has been president of NTS Corporation, a foreign holding corporation. NTS Corporation is also the principal shareholder of the Company. Mr. Aharoni received his Bachelor of Arts Degree in Economics and Political Science from Hebrew University of Jerusalem in 1974. He moved permanently to the United States in 1985 and has been actively involved in all aspects of international trade since that time.

ALEXANDER C. STONKUS currently serves as President and Chief Operating Officer for the Company and also as President of Actrade Capital, Inc., a wholly owned subsidiary. He is also a director of the Company and each of its subsidiaries. Prior to joining Actrade, Mr. Stonkus served in various senior management positions with Elco Freight International, Inc., a full service shipping, customs broker, warehousing and distribution company. During his eight-year tenure with Elco, Mr. Stonkus served as General Manager for four years being promoted to Vice President and Chief Operating Officer in 1991. As COO of Elco, Mr. Stonkus was primarily responsible for strategic planning, budgetary and operating accountability and overall operations for 17 offices, of which 12 were added during his tenure as COO, and 250 employees. In 1995 Mr. Stonkus was promoted to Senior Vice President and COO of Elco where he assisted in the sale of Elco and several affiliated companies, certain of which he was instrumental in establishing while with Elco, to The Concord Group. From 1983 to 1987, Mr. Stonkus was employed as a Converter for Fabriyaz, a privately held textile conversion company for home furnishings, where he was principally responsible for purchasing, production, transportation and inventory control. Mr. Stonkus was also responsible for designing the computerization system for what had previously been a manually operated company, resulting in improved control and cost of inventory, accounting, customer services and sales. Mr. Stonkus has served on the Board of Directors of various companies during his professional career. He graduated from The Pennsylvania State University in 1982 receiving a Bachelor of Science Degree in Finance.

JOHN WOERNER has been a Vice President of Actrade International Corp., a wholly owned subsidiary of the Company, since September 1991. Effective January 15, 1992, Mr. Woerner was appointed Vice President and a Director of the Company. In fiscal 1998, Mr. Woerner was appointed President of Actrade International Corp. From March 1987 until joining Actrade, Mr. Woerner was employed as Marketing Manager with Ad Auriema, Inc., a privately held import/export company headquartered in the New York metropolitan area. From December 1984 until March 1987, Mr. Woerner served as a General Manager of the Air Conditioning and Refrigeration Division for Connell Export Company, also a privately held export company located in New Jersey. From July 1978 until March 1987, he was a principal of Global Systems, Inc., a privately held import/export company which he co-founded. From April 1965 through July 1978, Mr. Woerner served as Vice President of Sillcox Air Conditioning & Refrigeration Corp., a privately held corporation located in New York City. Mr. Woerner is a licensed Professional Engineer in New York and New Jersey and is a member of the American Society of Heating, Refrigeration & Air Conditioning Engineers. Mr. Woerner is a graduate of Lehigh University having received his Bachelors of Science Degree in Mechanical Engineering in 1959.

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

JOSEPH P. D'ALESSANDRIS has served as Chief Financial Officer of the Company and Capital since September 13, 1999. Prior to joining the Company, since 1992, Mr. D'Alessandris served as International Controller for Information Builders, Inc., a New York based corporation. In this position he supervised the conversion of eight international subsidiaries to one accounting and information system, including establishing uniform reporting for all entities and instituted cost saving procedures. He was also responsible for legal, banking and tax matters for this division. During the period immediately prior to joining Information Builders, Mr. D'Alessandris worked as an independent consultant. From 1976 through 1990, Mr. D'Alessandris served in several capacities for Engelhard Corporation, a New Jersey based corporation. He began his career with Engelhard as Manager of Internal Auditing and in 1978 was promoted to Manager of Financial Controls. He was again promoted in 1983 to Director of International Joint Ventures & Precious Metal Transportation where he was responsible for the financial phases of joint venture development, start-up and implementation. Beginning in 1989, Mr. D'Alessandris was promoted to Financial Manager, Special Projects where he was responsible for senior management projects affecting the long-term development of the division. From 1969 to 1976 Mr. D'Alessandris was a senior auditor with Arthur Anderson. Mr. D'Alessandris received his Bachelor of Science degree in Economics form Villanova University in 1967 and his Masters Degree in Accounting and Finance from Ball State University in 1969. He is a Certified Public Accountant in New Jersey and a member of the New Jersey and American Institute of Certified Public Accountants.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information relating to remuneration received by officers and directors as of June 30, 1999, the end of the Company's most recent fiscal year, as well as indicating the compensation agreements for fiscal 2000:

Name and Principal           Annual Compensation(1)       Long Term Compensation      All Other
Position                   Year     Salary     Bonus     Restricted Stock Awards    Compensation
--------------------------------------------------------------------------------------------------
Amos Aharoni, CEO(2)       1999     $146,154             386,671 Warrants(4)            $7,405(3)
                           1998     $ 86,823             323,312 Warrants(4)            $9,975(3)

Alexander C. Stonkus, COO  1999     $110,479  $55,000     42,500 Warrants(4)             $4,249(5)
                           1998     $ 80,288              22,500 Warrants(4)             $  -0-

John Woerner, Vice Pres.   1999     $ 56,336               2,500 Warrants(4)
                           1998     $ 80,578  $28,723(7)   2,500 Warrants(4)             $ 7,413(5)

Elizabeth Melnik,
   Secretary               1999     $ 52,280               2,500 Warrants
                           1998     $ 52,094               6,000 Warrants(4)             $   107


--------------------------------------------------------
(1) The Company has varying compensation arrangements with its executive officers as more particularly described below. It should be noted that the figures listed as "salary" include both base salary and earned commissions, but not annual bonus amounts, if any, which are listed separately under the "bonus" column.

(2) Mr. Aharoni serves as an employee of the Company until December 31, 1998. Beginning January 1, 1999 the Company continued to retain his services in the same capacities as before pursuant to an Executive Services Agreement with High Sunset Corp., a personal service corporation for Mr. Aharoni, that expires on December 31, 1999. The terms of Mr. Aharoni's engagement remain the same except that the management fee payable to High Sunset Corp. was increased to $200,000 per year, plus the quarterly bonus. All other benefits that Mr. Aharoni had previously received from the Company were terminated. The amount set forth herein includes $46,154 that had been paid to Mr. Aharoni as salary through December 31, 1998 with the balance of $100,000 representing management fees paid since January 1, 1999.

 (3) The amount set forth herein includes amounts paid by the Company for both the insurance premiums on Mr. Aharoni's automobile, and for health insurance premiums for Mr. Aharoni and his family through December 31, 1998.

 (4) In January 1998, the Board of Directors approved the issuance of Warrants to the Company's directors in lieu of compensation. Each Director who was also an officer of the Company or any of its subsidiaries received 2,500 Warrants and the Company's two independent Directors received 5,000 Warrants each. In January 1999, the Board approved a similar issuance of Warrants to the Company's directors in lieu of cash compensation.

(5) This amount includes payments made by the Company for health insurance premiums on behalf of the officer and his family.

Mr. Alexander C. Stonkus has been employed by the Company since August 18, 1997. He was originally employed as Chief Operating Officer for the Company and Actrade Capital, Inc. Under this Agreement he received a base salary of $85,000 per year. In addition, the Company pays 50% of medical insurance for Mr. Stonkus and his family, and reimburses him for any expenses incurred on behalf of the Company. Apart from his salary and benefits, under this Agreement Mr. Stonkus also received 20,000 Warrants, each to purchase one share of the Company's common stock at a price of $10.00. Effective December 1, 1997, following his assumption of duties as Chief Financial Officer of the Company and President of Actare Capital, Inc., Mr. Stonkus' Agreement was modified to increase his base salary to $100,000 per year. Effective July 1, 1998 the Company renewed Mr. Stonkus' employment agreement for a two year period. Under the new Agreement Mr. Stonkus will receive an annual base salary of $105,000 per year (subject to an automatic 5% increase in the second year of his Agreement) and has been granted an additional 40,000 Warrants, each to purchase one share of the Company's common stock at a price of $12.02 per share. Effective July 1, 1999, Mr. Stonkus' base salary was increased to $150,000 per year.

Mr. Woerner became an officer and employee of the Company as of September 6, 1991 and had been employed pursuant to a written employment agreement until February 1, 1999. Under the written Agreement Mr. Woerner was employed at a base salary of $76,125 per year plus an automobile lease, expense reimbursement and a commission based upon the Company's net profits derived by sales generated directly by the Air Conditioning Division. Effective February 1, 1999, Mr. Woerner's status as an employee of the Company was terminated and he continued to oversee the operations of International as an independent consultant. His compensation under this new arrangement is based upon commissions only, with no base salary, bonuses, etc., equal to 50% of International's gross profits (equal to gross sales less cost of sales less financing costs actually incurred).

Except as herein above described, the Company has no other employment contracts. Further, it has no retirement, pension, profit sharing, insurance or medical reimbursement plan covering its officers or directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)      Security ownership of certain beneficial owners.

         None other than stated in (b) below.

         (b) Security ownership of management.

Name                                Relationship               Number of Shares          Percentage(1)
----                                ------------               ----------------          -------------

NTS Corp.(2)                        Shareholder                    2,345,549                  27.5%

Amos Aharoni(2)                     Officer & Director             2,345,549                  27.5%

Alexander C. Stonkus                Officer, Director &
                                    Shareholder                       10,000                   0.1%

Elizabeth Melnik                    Officer, Director &
                                    Shareholder                       20,000                   0.2%

John Woerner(3)                     Officer, Director &
                                    Shareholder                        9,150                   0.1%

Robert Furstner(4)                  Director & Shareholder            11,630                   0.1%

Harry Friedman(5)                   Director & Shareholder             1,250            under 0.01%

Officers & Directors as
a group (6 persons)                                                2,397,579                  28.1%


---------------------------------------
(1) Based upon 8,541,051 shares issued and outstanding at June 30, 1999 without considering the effect of the possible exercise of outstanding warrants to management or others.

(2) Mr. Amos Aharoni controls the business of and is the sole officer and director of NTS Corporation which is the Company's principal shareholder. By reason of his position with NTS Corp., Mr. Aharoni may be deemed to have a beneficial interest in the Shares owned by NTS Corporation. Mr. Aharoni owns no Shares apart from those owned by NTS Corporation.

(3)  Includes 3,650 that Mr. Woerner owns jointly with his mother.

(4) Includes 5,630 shares owned by Mr. Furstner's wife with respect to which he may be deemed to have a beneficial interest.

(5) Includes 1,250 shares owned by Mr. Friedman's wife with respect to which he may be deemed to have a beneficial interest.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits: Exhibit 27 -- Financial Data Schedule

Reports on Form 8-K:

1. Report dated April 14, 1999 relating to the resignation of Zeller, Weiss & Kahn, the Company's former independent auditors; and

2. Report dated June 30, 1999 relating to the appointment of Deloitee Touche, LLP as the Company's new independent auditors;

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ACTRADE INTERNATIONAL, LTD.


Date: September 30, 1999              By: /s/ Amos Aharoni
                                         ---------------------------------
                                         Amos Aharoni, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: September 30, 1999             By: /s/ Amos Aharoni
                                         ---------------------------------
                                         Amos Aharoni, Chief Executive
                                         Officer & Director

Dated: September 30, 1999             By: /s/ Alexander C. Stonkus
                                         ---------------------------------
                                         Alexander C. Stonkus, President,
                                         Chief Operating Officer, and Director

Dated: September 30, 1999             By: /s/ John Woerner
                                         ---------------------------------
                                         John Woerner, Senior Vice President
                                         and Director

Dated: September 30, 1999             By: /s/ Elizabeth Melnik
                                         ---------------------------------
                                         Elizabeth Melnik,
                                         Secretary and Director

Dated: September 30, 1999             By: /s/ Joseph P. D'Alessandris
                                         ---------------------------------
                                         Joseph P. D'Alessandris,
                                         Chief Financial Officer

Dated: September 30, 1999             By: /s/ Robert Furstner
                                         ---------------------------------
                                      Robert Furstner, Director

Dated: September 30, 1999             By: /s/ Harry Friedman
                                         ---------------------------------
                                         Harry Friedman,  Director