Form 10-Q
period 1999-09-30
ACTRADE INTERNATIONAL LTD
filed 1999-11-15
CIK 819255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                       ----------------------------------

                For the quarterly period ended September 30, 1999

                         Commission File Number 0-18711

                           ACTRADE INTERNATIONAL, LTD.

              Incorporated under the laws of the State of Delaware
                I.R.S. Employer Identification Number 13-3437739



                  7 Penn Plaza, Suite 422, New York, N.Y. 10001
                         Telephone Number (212) 563-1036


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes _X__ No____

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of November 12, 1999 there were outstanding 8,611,738 shares of Common Stock, par value $.0001.

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                      Page

Item 1.   Consolidated Financial Statements (Unaudited)

     Consolidated balance sheets as of September 30, 1999 and
        June 30, 1999                                                                   3

     Consolidated statements of income for the
        three months ended September 30, 1999 and 1998                                  4

     Consolidated statement of stockholders' equity, for the three months ended
        September 30, 1999                                                              5

      Consolidated statements of cash flows for
        the three months ended September 30, 1999 and 1998                              6


     Notes to consolidated financial statements                                      7-10

Item 2.   Management's discussion and analysis of financial condition and
           results of operations                                                     11-18



PART II.  OTHER INFORMATION                                                          18


EXHIBITS AND REPORTS ON FORM 10Q


Signatures                                                                           19


                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           Dollars in thousands except per share amounts (Unaudited)

                                                                          September 30,  June 30,
                                                                              1999        1999
                                                                         ------------- -----------
                           ASSETS
Current assets:
 Cash and cash equivalents                                                  $  4,621    $  5,199
 Accounts receivable - trade                                                  16,888      12,414
 Trade acceptance drafts receivable and other (net of deferred income and allowance for doubtful accounts of  $1,413 and $2,012 at
 September 30, 1999 and $1,276 and $1,560 at June 30, 1999                    41,848      25,180
 Deferred income taxes and other assets                                          932         398
                                                                            --------    --------
  Total Current Assets                                                        64,289      43,191
                                                                            --------    --------

Property and equipment (net of accumulated depreciation and
amoritization of $341 at September 30, 1999 and $291 at June 30, 1999)         1,320         954
Other assets                                                                     387         306
                                                                            --------    --------
      Total Assets                                                          $ 65,996    $ 44,451
                                                                            ========    ========

        LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                                      $ 32,258    $ 14,262
 Accounts payable and customer reserves payable                                1,323         683
 Accrued expenses                                                              1,419         997
 Income taxes payable                                                              4           0
                                                                            --------    --------
  Total Current Liabilities                                                   35,004      15,942
                                                                            --------    --------

Shareholders' equity:
 Common stock, $0001 par value; authorized
 100,000,000 shares, issued, and outstanding 8,611,738 shares
 at September 30, 1999 and 8,528,051 shares at June 30, 1999                       1           1
 Additional paid-in capital                                                   15,279      14,614
 Retained earnings                                                            16,844      14,336
 Accumulated other comprehensive income                                          (15)         10
 Treasury stock at cost, 80,728  shares at September 30, 1999 and 31, 500
 shares at June 30, 1999                                                      (1,117)       (452)
                                                                            --------    --------
  Total Shareholders' equity                                                  30,992      28,509
                                                                            --------    --------

      Total Liabilities & Shareholders' Equity                              $ 65,996    $ 44,451
                                                                            ========    ========


See notes to consolidated financial statements.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Dollars in thousands except per share amounts
                                  (Unaudited)

                                                Three Months ended September 30,
                                                     1999          1998
                                                     ----          ----

Gross sales - Trade acceptance drafts             $    65,360    $    22,306
Gross sales - International merchandising trade        31,101         15,845
                                                  -----------    -----------
Total Gross Sales                                 $    96,461    $    38,151
                                                  ===========    ===========
Gross sales - International merchandising trade   $    31,101    $    15,845
Cost of sales - International merchandise trade       (28,421)       (14,338)
                                                  -----------    -----------
Gross profit- International merchandising trade         2,680          1,507
Gross profit - Trade acceptance drafts                  4,073            786
                                                  -----------    -----------
Total gross profit                                      6,753          2,293
                                                  -----------    -----------
General, and administrative expenses                    2,039          1,202
Bad debt expense                                          931             50
                                                  -----------    -----------
Income from Operations                                  3,783          1,041
Other income (expenses):
Interest income                                             9             45
Interest expense                                         (931)           (51)
                                                  -----------    -----------
Other income (expense), net                              (922)            (6)
                                                  -----------    -----------
Income before Provision for Income Taxes                2,861          1,035
Provision for Income Taxes (Benefit)                      353            (96)
                                                  -----------    -----------
Net Income                                        $     2,508    $     1,131
                                                  ===========    ===========
Net Income per Common Share:
Basic                                             $      0.29    $      0.13
Diluted                                           $      0.29    $      0.13
Weighted Average Number of Shares Outstanding:
Basic                                               8,528,051      8,436,849
Diluted                                             8,780,414      8,790,959


See notes to consolidated financial statements.

                  ACTRADE INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  Dollars in thousands except per share amounts
                                   (Unaudited)

                                         Common  Stock
                                         -------------
                                                          Additional               Accum. Other                Total        Total
                                                           Paid-in      Retained      Comp       Treasury   Stockholders'   Comp.
                                         Shares  Amount    Capital      Earnings      Income       Stock       Equity       Income
                                         ------  ------    -------      --------      ------       -----       ------       ------


Balance, June 30, 1999                8,528,051    $1      $14,614      $14,336         $10       ($452)       $28,509

Comprehensive Income, Net of Tax:
Net Income                                                                2,508                                  2,508     2,508

Other Comprehensive Income:
Foreign Currency
 Translation Adjustments                                                                -25                        (25)      (25)
Total Comprehensive Income                                                                                                $2,483
                                                                                                                          ======

Issuance of Common Stock upon
 Exercise of Options                    132,915     5          665                                                 670

Purchase of Treasury Stock              (49,228)   (5)                                             (665)          (670)

Balance, September 30, 1999           8,611,738    $1      $15,279      $16,844        ($15)    ($1,117)       $30,992
                                      =========    ==      =======      =======        ====     =======        =======

See notes to consolidated financial statements

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Dollars in thousands
                                   (Unaudited)

                                                        Three months ended September
                                                        ----------------------------
                                                             1999        1998
                                                             ----        ----
Cash flows from operating activities:
Net income                                                $  2,508    $  1,131
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization                                   66          24
Bad debt expense                                               931          50
Deferred income                                                137         566
Changes in operating assets and liabilities:
Accounts receivable - trade and trade acceptance
drafts receivable, and other                               (22,235)    (17,280)
Deferred income taxes and other assets                        (534)       (327)
Other assets                                                   (97)        (12)
Accounts payable and customer reserves payable                 640       1,129
Accrued expenses                                               422          44
Income taxes payable                                             4        (245)
Other liabilities                                                0          (4)
                                                          --------    --------
Net cash used in operating activities                      (18,158)    (14,924)
                                                          --------    --------
Cash flows from investing activities:
Purchase of property and equipment                            (416)        (31)
                                                          --------    --------
Net cash used in investing activities                         (416)        (31)
                                                          --------    --------
Cash flows from financing activities:
Proceeds from issuance of common stock                         665          25
Purchase of treasury stock                                    (665)       (452)
Change in short-term borrowings                             17,996       2,744
                                                          --------    --------
Net cash provided by financing activities                   17,996       2,317
                                                          --------    --------
Net (decrease) in cash and cash equivalents                   (578)    (12,638)
Cash, beginning of period                                    5,199      13,382
                                                          --------    --------
Cash, end of period                                       $  4,621    $    744
                                                          ========    ========

Supplemental disclosures of cash flow information:
Interest paid during the fiscal period                    $    309    $    180
                                                          ========    ========
Income taxes paid during the fiscal period                $    508    $    346
                                                          ========    ========

See notes to consolidated financial statements.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



1.       Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Actrade International, Ltd. and subsidiaries (the "Company") Form 10-K for the year ended June 30, 1999.

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company balances and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Amounts reported as September 30, 1998 have been restated, see Form 10Q/A for the period ended September 30, 1998.

Certain prior period amounts have been reclassified to conform to the current presentation.

2.  Net Income Per Share:

The Company applies SFAS No. 128, EARNINGS PER SHARE. In accordance with SFAS No. 128, basic net income per share has been computed based on the weighted average of common shares outstanding. Diluted income per share gives the effect to outstanding stock options. The treasury stock method is used to calculate the dilutive effect of stock options issued. All of the net income reported in the financial statements is available to common shareholders.

        Net income per common share has been computed as follows:



                                       Three months ended September 30,
                              -------------------------------------------------
                                         1999                    1998
                              -----------------------   -----------------------
                                 Basic      Diluted        Basic       Diluted
                                 -----      -------        -----       -------

Net Income                    $    2,508   $    2,508   $    1,131   $    1,131
                              ----------   ----------   ----------   ----------
Weighted average of
shares outstanding             8,528,051    8,528,051    8,436,849    8,436,849

Options utilized
in calculation                                252,363                   354,110
                                           ----------                ----------
Total equivalent shares        8,528,051    8,780,414    8,436,849    8,790,959
                              ----------   ----------   ----------   ----------

Net income per common share   $     0.29   $     0.29   $     0.13   $     0.13
                              ==========   ==========   ==========   ==========


3. Common Stock and Stock Options:

       In the quarter ended September 30, 1999, an officer exercised 132,915 warrants at $ 5.00. Also on September 29, 1999, the Company purchased 49,228 shares of stock from the same officer as Treasury stock at a price of $13.50.

       On October 1, 1999, the Company issued 100,000 warrants to its president and chief operating officer at an exercise price of $13.75 expiring on September 30, 2004.


4. Subsequent Events


On October 21, 1999 the Company entered into a new credit agreement with a bank in the amount of $10 million expiring September 30, 2000, replacing an existing $8.5 million credit agreement.

5. Segment Information:


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


The Company's gross sales, gross profit, income before provision for income taxes, depreciation and amortization, interest expense and total assets for each segment for the years ended June 30, 1999, 1998 were as follows:

The following is a summary of the Company's segment information:


                                                Three Months Ended
                                                  September 30,
                                        ---------------------------------
                                          1999                     1998
Gross Sales:
Trade Acceptance Drafts                 $ 65,360                 $ 22,306
International Merchandise Trade           31,101                   15,845
                                        --------                 --------
                                        $ 96,461                 $ 38,151
                                        ========                 ========
Gross Profit:
Trade Acceptance Drafts                 $  4,073                 $    786
International Merchandise Trade            2,680                    1,507
                                        --------                 --------
                                        $  6,753                 $  2,293
                                        ========                 ========
Income before Provision for
Income Taxes:
Trade Acceptance Drafts                 $    849                 $   (180)
International Merchandise Trade            2,012                    1,215
                                        --------                 --------
                                        $  2,861                 $  1,035
                                        ========                 ========
Depreciation and Amortization:
Trade Acceptance Drafts                 $     62                 $     20
International Merchandise Trade                4                        4
                                        --------                 --------
                                        $     66                 $     24
                                        ========                 ========
Interest Expense:
Trade Acceptance Drafts                 $    407                 $     13
International Merchandise Trade              524                       38
                                        --------                 --------
                                        $    931                 $     51
                                        ========                 ========

                                   September 30, 1999          June 30, 1999
                                   ------------------          -------------
Total Assets:
Trade Acceptance Drafts                 $ 34,914                 $ 16,727
International Merchandise Trade           31,082                   27,724
                                        --------                 --------
                                        $ 65,996                 $ 44,451
                                        ========                 ========

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

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

           - SEGMENT REPORTING DISCLOSURES.

The Company's sales are generated from two major business segments: the TAD Program and international merchandise trade. A "TAD" is a post-dated payment draft prepared by the seller or goods or services ("Suppliers") and accepted by the buyer of the goods or services ("Buyers") by the Buyers signing and delivering the draft back to the supplier. The TAD Program is operated by Actrade Capital, Inc. ("Capital") in the United States and Actrade Capital Canada, Inc. ("Actrade Canada") in Canada. The Company's international merchandise trade operations are conducted through Actrade International Corp. ("International"), which is engaged in the re-sale of American made products to foreign buyers and Actrade S.A., including its wholly owned subsidiary Actrade Resources, Inc. ("Resources"), which engage in the sale of non-US products to foreign buyers. See discussion immediately below.

All figures included in the following discussion have been rounded to the nearest $1,000 for presentation purposes.

I. RESULTS OF OPERATIONS - FIRST QUARTER, FISCAL 2000 COMPARED TO FIRST QUARTER, FISCAL 1999.

  CONSOLIDATED SALES AND GROSS PROFIT

As of September 30, 1999, the Company had combined gross sales of $96,461,000 as compared to $38,151,000 for the same period in fiscal 1999, representing an increase of 153%. As a result, the Company reflected gross profit from operations of $6,753,000 during this period, as compared to $ 2,293,000 in the first quarter of fiscal 1999, representing an increase of 195%.

The increase in gross sales during the first quarter of fiscal 2000 was primarily due to the expansion of the Company's operations through (i) significantly increased sales by Capital and Actrade Canada through the TAD Program and (ii) the increased international merchandise trade activities by Actrade S.A and Resources. With respect to its international merchandise trade activities, this increase was the result of increased product sales by both Actrade S.A. and Resources, rather than from price increases for the products sold.

TAD PROGRAM SALES AND GROSS PROFIT

Total gross sales for the first quarter of fiscal 2000 included gross sales from the TAD Program, which represent the face value of TADs transacted, of $65,360,000 (as compared to $22,306,000 during the same period last year). The gross sales amounts for the TAD Program are reported herein for information purposes only and are not a part of the basic financial statements of the Company.

Gross profit from the TAD Program, which represent revenues earned on TAD activities by both Capital and Actrade Canada, totaled $4,073,000 for the current quarter, as compared to $786,000 in the first quarter of fiscal 1999, an increase of 418%. The significant increase in gross profit from the TAD Program is due to a substantially increased number of TAD transactions that were a direct benefit of the accelerated marketing and expansion program begun during the prior fiscal year and which continues today.

INTERNATIONAL MERCHANDISE TRADE SALES AND GROSS PROFIT

Gross sales from international merchandise trade during this period climbed to $31,101,000, as compared to $15,845,000 in the first quarter of fiscal 1999, an increase of 96%. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During the first quarter of fiscal 2000, the Company's principal overseas markets continued to be (i) South America (ii) Europe, (iii) the Pacific Rim and (iv) Middle East.

See "FINANCIAL STATEMENTS - NOTE 1- BASIS OF PRESENTATION - GROSS SALES" AND " - NOTE 5, SEGMENT INFORMATION" for additional information.

CONSOLIDATED EXPENSES

General and administrative expenses for the quarter ended September 30, 1999 were $2,039,000, as compared to $1,202,000 for the same period last year, an increase of 70%. Essentially the entire increase in general and administrative expenses over fiscal 1999 is attributable to the expansion of operations of Capital, Actrade Canada and increased costs related to the TAD Program. The most significant of these increase included:

      1. salaries, payroll and commissions totaling $1,105,000 in the first quarter of fiscal 2000, compared to $681,000 in the first quarter of fiscal 1999;

      2. office rent of $144,000 in the first quarter of fiscal 2000, compared to $55,000 in the first quarter of fiscal 1999;

      3. consulting costs and professional fees of $293,000 in the first quarter of fiscal 2000, compared to $108,000 for the first quarter of fiscal 1999;

      4. depreciation and amortization of $66,000 in the first quarter of fiscal 2000, compared to $24,000 in the first quarter of fiscal 1999.

The majority of these increased costs are directly attributable to the TAD Program's expansion that required a significant expansion of both sales force and back-office personnel. With respect to the balance of fiscal 2000, management projects the costs related to the TAD Program operations, both in the United States and in Canada will continue to escalate, particularly as marketing efforts for the TAD Program increase and Capital begins implementation of its E-Commerce program. However, management believe the impact of these continued increased costs will be offset as Capital begins to see significantly increased sales volume as the benefits of the fiscal 1999 expenditures mature into new TAD business.

BAD DEBT, INTEREST EXPENSE AND NET INCOME

In the first quarter of fiscal 2000, the Company incurred bad debt expense in the amount of $931,000, as compared to only $50,000 in the first quarter of fiscal 1999. The principal reason for the substantial increase in this expense is because of the significant expansion of sales relating to the TAD Program and the greater diversity of industries into which the TAD Program has expanded.

In the first quarter of fiscal 2000, the Company incurred interest costs of $931,000 as compared to $51,000 in the same period last year. This increase is due to the growth in operations of the TAD Program as well as Actrade S.A., Resources and results in part from the costs associated with the new credit facilities secured by Capital during fiscal 1999. With these new facilities approaching full utilization, and management's expectation of adding additional credit facilities in the near term, management expects that this expense item will continue to escalate as TAD Program operations continue to grow during the balance of fiscal 2000.

During fiscal 1999, Capital entered into an asset-backed securitization program of up to $25 Million with a financial institution providing for the transfer and sale of TADs by Capital to Actrade Funding, Inc. ("Funding") a wholly owned special purpose vehicle, formed expressly for that purpose.

After interest income, other expenses and provision for income taxes, the Company realized net income for the first quarter of fiscal 2000 of $2,508,000, or approximately $0.29 per share (diluted), as compared to $1,131,000 or $0.13 per share (diluted), for the first quarter of fiscal 1999. This represented an increase in net income of 122% over the same period last year, and an increase in earnings per share of approximately 123% over last year.

However, the Company's net income expressed as a percentage of gross profit fell to approximately 37% during the first quarter of fiscal 2000, as compared to approximately 49% for the first quarter of fiscal 1999. This decrease had been expected and was the direct result of the substantial increase in general and administrative expenses associated with Capital and the TAD Program discussed above.

TAD PROGRAM NET INCOME

Despite slight losses reflected by both Capital and Actrade Canada for fiscal 1999, due to the substantial increase in gross profit generated by TAD Program, both Capital and Actrade Canada showed net profits for the first quarter of fiscal 2000. Capital's operations resulted in net income for the first quarter of fiscal 2000 of $485,000, as compared to a net loss of $5,000 for the first quarter of fiscal 1999. Actrade Canada also showed net income of $15,000 for the first quarter of fiscal 2000, for a combined net income from the TAD Program of $500,000 for the first quarter of fiscal 2000. Management believes the significant improvement in net income from the TAD Program reflects the investment made in the expansion of the program during fiscal 1999 and will continue to improve during the balance of fiscal 2000.

  INTERNATIONAL MERCHANDISE TRADE NET INCOME

Net income at September 30, 1999, before provision for income taxes, from the Company's international merchandise trade operations totaled $2,012,000 as compared to $1,215,000 for the first quarter of fiscal 1999, an increase of just over 66%. Management believes that its international merchandise trade operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue to be sustained at current growth rates.

  II.  DISCUSSION OF FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had working capital of approximately $29,285,000 as compared to working capital of $ 27,249,000 at September 30, 1998. On a consolidated basis, as of September 30, 1999 the Company had cash and cash equivalents on hand of $4,621,000 as compared to $5,199,000 at June 30, 1999. The decrease of approximately $577,000 in cash and cash equivalents resulted from normal variations in the utilization of cash by Capital in its operations, and not due to any trend which is expected to have a continuing effect upon operations in the future.

At September 30, 1999, Capital had approximately $31.8 Million in Surety bonds guaranteeing payment of TADs it had purchased, in addition to $12.5 Million in credit insurance.

Total current liabilities in at September 30, 1999 increased $19,062,000 compared to June 30, 1999. The substantial increase in current liabilities over the prior fiscal period is primarily due to the addition of "short-term borrowings," representing financing utilized by Capital for its TAD purchases owed to various credit facilities.

At September 30, 1999 the Company had total accounts payable of $1,323,000 as compared to $683,000 at September 30, 1998. The substantial increase in accounts payable is due principally to the normal fluctuations in the status of trade transactions by Actrade S.A. and Resources and not to any trend expected to have an ongoing impact upon the Company.

In recent years, the Company has experienced growth in its accounts receivable due to the nature of the sales made by its international merchandise trade division. Sales by International principally involve larger, higher priced products. Consequently, the average invoice amount, as well as the average per item cost, is relatively high, resulting in higher cost of goods sold as well as higher accounts receivable and payable. Similarly, the sales generated by Actrade S.A. are from the sale of less expensive foreign made products where the typical gross margins are much lower than for similar American products. These factors continued to be true throughout the first quarter of fiscal 2000 and are expected to continue for the foreseeable future.

At September 30, 1999, the Company's total stockholders' equity increased to $30,992,000 as compared to $28,509,000 at June 30, 1999. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.

During the balance of fiscal 2000, the Company projects no significant additional capital expenditures in connection with any of the Company's international merchandise trade operations. Management plans to utilize current cash on hand in connection with its international merchandise trading operations principally for (i) general working capital reserves to meet any extraordinary or unexpected expenses; (ii) and to finance, if required, the Company's trading operations.

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

At September 30, 1999, there existed several credit facilities through which the purchase of TADs were financed, including (1) a $25 million securitization facility between Funding and ING Baring Capital Markets; (2) a $15 million credit facility between Capital and Summit Bank; and (3) a $10 Million credit facility between Capital and Banco Potuguese do Atlantico, in the United States. In addition, Actrade Canada had a $5 million (Canadian) credit facility with a financial institution in Canada.

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

  III INFLATION.

  During the past few years inflation in the United States has been relatively stable which, coupled with the relative strength of foreign currencies, has had a beneficial effect upon the Company's operations in that the products it offers have been competitively priced in relation to comparable foreign made products. In management's opinion, this is expected to continue for the foreseeable future. However, should the American economy again experience double digit inflation rates, as was the case in the past, the impact upon prices for American goods could adversely affect the Company's ability to effectively compete in its overseas markets.

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

INTERNAL SYSTEMS AND EQUIPMENT

  Based upon an assessment made during fiscal 1999, the Company assessed and identified all of its systems and equipment that may be vulnerable to Year 2000 problems. The Company has prioritized the identified items as either critical or non-critical to the operations of the Company. During fiscal 1999, the Company began, and as of the date of this Report has substantially completed, upgrading and/or replacing the equipment and systems it had identified as being non-compliant. Management expects that it will have completed the required updated of all versions of operations and financial software before December 1999 so that all of its systems will utilize dates beyond December 31, 1999 properly. In addition, the Company has completed the evaluation and substantially completed the upgrade of all of its auxiliary computer application systems for Year 2000 compliance. The Company believes that the planned modifications, upgrades and conversions, are expected to be completed and initiated before December 1999, will allow it to fully mitigate the Year 2000 issue.

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

COSTS/RISKS

  Management currently estimates that the total cost in connection with bringing its own systems and equipment into compliance was approximately $130,000 during fiscal 1999 and $10,000 in the first quarter of fiscal 2000. Management does not expect the additional cost to complete its modifications an upgrade to exceed an additional $10,000. As such, the financial impact to the Company of bringing its equipment and systems into Year 2000 compliance is not anticipated to be material to its financial position or results of operations. Although the Company is not aware of any material operational issues or costs associated with the completion of this process, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the Year 2000.

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



Dated:  November 12, 1999



ACTRADE INTERNATIONAL, LTD.

BY: /s/ Joseph P. D'Alessandris
   ----------------------------
     Chief Financial Officer