Form 10-Q/A
period 1998-09-30
ACTRADE INTERNATIONAL LTD
filed 1999-11-16
CIK 819255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
       (State or other Jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                Identification Number)

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

                Yes__X__ No____

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of October 25, 1998 there were outstanding 8,549,051 shares of Common Stock, par value $.0001.

                                      INDEX

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed consolidated financial statements (restated):

          Consolidated balance sheets as of September 30, 1998 and June 30, 1998     3

          Consolidated statement of operations for the three months
          ended September 30, 1998 and 1997                                          4

          Consolidated statements of cash flows for the three months
          ended September 30, 1998 and 1997                                          5

          Notes to consolidated financial statements                               6-7

Item 2.   Management's  discussion  and analysis of financial condition
            and results of operations                                             8-11

PART II.  OTHER INFORMATION

Exhibits and reports on Form  8-K                                                   11

Signatures                                                                          12


                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND JUNE 30, 1998
                                   (Unaudited)

                                     ASSETS
                                                                          September 30, 1998    June 30, 1998
                                                                          ------------------    -------------
                                                                       As Restated, see Note 4

Current assets:
Cash                                                                   $    743,579             $ 13,381,678
Accounts receivable - trade                                               9,687,694                3,307,873
Trade acceptance drafts receivable and other (net of deferred income and allowance for doubtful accounts of $579,700 and $111,700 at
September 30, 1998 and $14,190 and $61,700 at June 30, 1998
respectively)                                                            19,241,754                8,957,506
Deferred income taxes and other assets                                      401,451                   74,669
                                                                       ------------             ------------
Total current assets                                                     30,074,478               25,721,726

Property and equipment (net of accumulated  depreciation
and amortization of $318,066 at September 30, 1998 and $293,519
at June 30, 1998)                                                           381,031                  374,679

Other assets                                                                 39,388                   26,807
                                                                       ------------             ------------
     Total assets                                                      $ 30,494,897             $ 26,123,212
                                                                       ============             ============

        LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings                                                  $  2,743,706             $          0
Accounts payable and customer reserves payable                            4,324,176                3,195,691
Accrued expenses                                                             61,927                   17,439
Income taxes payable                                                         40,744                  285,441
                                                                       ------------             ------------
     Total current liabilities                                            7,170,553                3,498,571

Other liabilities                                                            27,907                   31,721
                                                                       ------------             ------------

     Total liabilities                                                    7,198,460                3,530,292
                                                                       ------------             ------------

Shareholders' equity:
Common stock, $0001 par value; authorized
100,000,000 shares,  issued, and outstanding
8,519,551 at September 30, 1998 and 8,541,051 at
June 30, 1998                                                                   855                      854
Additional paid-in capital                                               14,514,348               14,489,668
Other comprehensive  income-foreign translation                                 109                        0
Retained earnings                                                         9,233,481                8,102,398
Treasury stock at cost, 31,500 shares at September 30, 1998                (452,356)                       0
                                                                       ------------             ------------
Total shareholders' equity                                               23,296,437               22,592,920
                                                                       ------------             ------------

Total Liabilities & Shareholders' Equity                               $ 30,494,897             $ 26,123,212
                                                                       ============             ============

See note to consolidated financial statements.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                                   (Unaudited)

                                                         Three Months Ended
                                             ------------------------------------------
                                               September 30, 1998    September 30, 1997
                                               ------------------    ------------------
                                             As Restated, See Note 4

Gross Sales - Trade Acceptance Drafts             $ 22,306,043          $ 11,505,082
Gross Sales - International Merchandise Trade       15,844,893             8,496,503
                                                  ------------          ------------
     Total Gross Sales                            $ 38,150,936          $ 20,001,585
                                                  ============          ============

Gross Sales - International Merchandise Trade     $ 15,844,893          $  8,496,503
Cost of Sales - International Merchandise Trade    (14,338,035)           (7,489,923)
                                                  ------------          ------------
Gross Profit- International Merchandise Trade        1,506,858             1,006,580
Gross profit -Trade Acceptance Drafts                  785,933               700,759
                                                  ------------          ------------
Total Gross Profit                                   2,292,791             1,707,339

General and Administrative Expenses                 (1,251,644)             (686,067)
                                                  ------------          ------------

Income from Operations                               1,041,147             1,021,272

Other Income (Expenses):
Interest income                                         45,665                50,368
Interest expense                                       (51,330)               (4,484)
Other income, net                                            0                 9,436

Income before Provision for Income Taxes             1,035,482             1,076,592

Provision for Income Taxes                              95,601               123,737
                                                  ------------          ------------

Net Income                                        $  1,131,083          $    952,855
                                                  ------------          ------------

Net Income per Common Share:
Basic                                             $       0.13          $       0.12
                                                  ------------          ------------
Diluted                                           $       0.13          $       0.11
                                                  ------------          ------------

Weighted Average Number of Shares Outstanding:
Basic                                                8,436,849             7,670,059
                                                  ============          ============
Diluted                                              8,790,959             8,886,843
                                                  ============          ============

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
                                   (Unaudited)



                                                                       Three Months Ended
                                                         -------------------------------------------
                                                           September 30, 1998    September 30, 1997
                                                         As Restated, See Note 4
Cash flows from operating activities:
 Net Income                                                     $  1,131,083      $    952,855
 Adjustments to reconcile net income to cash
  used in operating activities:
   Depreciation and amortization                                      24,537            15,106
   Deferred income                                                   565,510                 0
  Changes in other operating assets and liabilities:
   Accounts receivable - trade and trade acceptance
    drafts receivable, and other                                 (17,229,579)       (6,681,129)
   Deferred income taxes and other assets                           (326,782)          (28,360)
   Other assets                                                      (12,472)           (6,000)
   Accounts payable and customer reserves payable                  1,128,485         1,267,534
   Accrued expenses                                                   44,488            (8,741)
   Income taxes payable                                             (244,697)           40,204
   Other liabilities                                                  (3,814)          (29,840)
                                                                 -----------        ----------
   Net cash used in operating activities                         (14,923,241)       (4,478,371)
                                                                 -----------        ----------

Cash flows from investing activities:
   Purchase of Property and equipment                                (30,889)          (25,621)
                                                                 -----------        ----------
   Net cash used in investing activities                             (30,889)          (25,621)
                                                                 -----------        ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                             24,681           755,213
   Purchase of treasury stock                                       (452,356)                0
   Change in short-term borrowings                                 2,743,706          (679,577)
                                                                 -----------        ----------
   Net cash provided by financing activities                       2,316,031            75,636
                                                                 -----------        ----------

Net decrease in cash                                             (12,638,099)       (4,428,356)

Cash, beginning of period                                         13,381,678         7,352,465
                                                                 -----------        ----------

Cash, end of period                                             $    743,579      $  2,924,109
                                                                 -----------        ----------

Supplemental disclosures of cash flow information:
  Cash paid during the period
   Interest                                                     $    180,446      $      4,484
                                                                 -----------        ----------
   Income taxes                                                 $    346,462      $     88,946
                                                                 -----------        ----------


See notes to consolidated financial statements.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report of Actrade International, Ltd. and subsidiaries (the "Company") on Form 10-K for the year ended June 30, 1998.

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

Certain prior period amounts have been reclassified to conform with the current presentation.

2. Net Income Per Share

     Net income per common share has been computed as follows:


                                                                     Three months ended
                                                      September                              September
                                                         1998                                   1997
                                    -----------------------------------------------------------------------------
                                        Basic                Diluted                Basic               Diluted

Net income                           $ 1,131,083           $ 1,131,083            $  952,855            $  952,855
                                     -----------           -----------            ----------            ----------
Weighted average of shares
 outstanding                           8,436,849             8,436,849             7,670,059             7,670,059
Weighted average of
 options outstanding                        --                 354,110                  --               1,216,784
                                     -----------           -----------            ----------            ----------
Total equivalent shares                8,436,849             8,790,959             7,630,059             8,886,843
                                     -----------           -----------            ----------            ----------
Net income per
 common share                         $     0.13            $     0.13            $     0.12            $     0.11
                                      ==========            ==========            ==========            ==========

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

3. Common Stock and Stock Options

In the quarter ended September 30, 1998, 8,000 warrants were exercised at prices ranging from $3.00 to $5.00, resulting in net proceeds to the Company of $24,680 and the issuance of 8,000 common shares.

4. Restated Financial Statements

Subsequent to the issuance of the Company's financial statements for the three months ending September 30, 1998, the Company's management determined that the revenue earned on Trade Acceptance Drafts transactions were not recorded in the proper period and net income per share was not properly calculated. As a result, the consolidated statement of financial position, consolidated statement of operations and cash flows have been restated from the amounts previously reported to reflect the proper revenue earned on TAD transactions and the proper calculation of net income per share.

The following table represents the amounts as previously reported and as restated:

                                               As Reported     As Restated
Trade Acceptance Drafts Receivable - net
of deferred revenues and bad debt allowance    $12,257,246    $19,241,754
Accounts receivable- trade                     $16,111,902     $9,687,694
Trade Acceptance Drafts, on hand                $1,140,000             $0
Deferred income taxes and other assets                  $0       $401,451
Accrued expenses                                   $24,031        $61,927
Gross profit                                    $2,930,089     $2,292,791
Interest expense                                  $189,506        $51,330
Provision for income taxes                        $141,376       ($95,601)
Basic earnings per share                             $0.16          $0.13
Diluted earnings per share                           $0.16          $0.13
Basic weighted average shares                    8,695,254      8,436,849
Diluted weighted average shares                  8,695,254      8,790,959


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL: This Amendment is being filed to reflect certain changes made in the presentation of financial information by the Company and to conform the discussion contained herein to such restated information.

I. RESULTS OF OPERATIONS

During the first three months of fiscal 1999, ended September 30, 1998, the Company had combined gross sales of $38,150,936, as compared to $20,001,585 for the first three months of fiscal 1998, an increase of $18,149,351 or almost 91%. Gross profit reached $2,292,791 for the three month period ended September 30, 1998, compared to $1,707,339 for the same period in fiscal 1998, an increase of $585,452 (or approximately 34% higher). After general and administrative expenses of $1,251,644, income from operations increased slightly to $1,041,147, as compared to $1,021,272 for the same period last year. After interest income and expenses and provisions for income taxes, the Company experienced net income of $1,131,083, as compared to $952,855 for the first three months of fiscal 1998 (an increase of 19%), or $0.13 per share, diluted, as compared to $0.11 per share, diluted, for the same period last year.

The increase in gross sales during this period continues to be due primarily to the expansion of Actrade's operations through (i) the continued growth of Capital's TAD Program, discussed separately below (see "III. IMPACT OF TRADE ACCEPTANCE DRAFT PROGRAM AND THE OPERATIONS OF CAPITAL"), and (ii) the continued growth within Actrade's existing product lines, in particular with the operations of Actrade S.A. As was the case during past periods, the increase in gross sales during this period resulted from increased product sales rather than from price increases for the Company's products and increased gross sales derived from Capital's operations.

Continuing the trend first established at the end of the first quarter of fiscal 1998, the major portion of the Company's gross sales, almost 58.5% at the end of the first three months of fiscal 1999, are now generated by Capital's TAD Program ($22,306,043 during the first quarter of fiscal 1999), with the international trading division, accounting for slightly over 41% ($15,844,893) of total gross sales for this period.

II. DISCUSSION OF FINANCIAL CONDITION

On a consolidated basis, at September 30, 1998 the Company had total current assets of $30,074,478, compared with $25,721,726 at June 30, 1998, the end of fiscal 1998, (an increase of $4,352,752 or 16.9%). Total current liabilities at September 30, 1998 increased to $7,170,553, compared with $3,498,571 at June 30, 1998, (an increase of $3,671,982 or approximately 105%). The major component of this increase in current liabilities is "short term borrowings", which represents Capital's utilization of its credit facilities, and increases in accounts payable and customer reserves payable.

With respect to the cash and cash equivalent component of the Company's assets, the decrease of $12,638,099 during the period was due to a combination of (i) the ongoing utilization of available cash by both Capital and the Company's export division in the ordinary course of business, resulting in increased accounts receivable-trade at September 30, 1998 ($9,687,694 as compared to $3,307,873); (ii) the increase in TAD Receivables net of deferred income and allowance for doubtful accounts from $8,957,506 at June 30, 1998 to $19,241,754 at September 30, 1998.

The substantial increase in the Company's trade accounts receivable during the first quarter is, in significant part, due to the activities of the international merchandise trade division.

Other significant changes in the components of the Company's balance sheet at September 30, 1998 as compared to June 30, 1998, included (i) a decrease of income taxes payable, resulting from the payment of the Company's year-end tax liability; (ii) an increase of $565,510 in deferred income and (iii) an increase of $452,356 in common stock held in treasury, which represents shares repurchased by the Company in the open market.

At September 30, 1998, total stockholders' equity increased to $23,296,437, as compared to $22,592,920 at June 30, 1998. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.

The Company expects to continue to incur significant capital expenditures in connection with the expansion of the TAD Program of Capital and the continued implementation and expansion of the international merchandise trade by Resources. Consequently, no estimate can be made at this time of the potential impact, either positive or negative, that these expansion efforts will have upon revenues or profits during fiscal 1999.

With respect to the Company's working capital needs, management believes that operating revenues from its subsidiaries will continue to reflect a profit, on a consolidated basis, and management expects revenues and cash flow will be adequate to meet the Company's operating needs for the foreseeable future.

III. IMPACT OF THE TRADE ACCEPTANCE DRAFT PROGRAM AND THE OPERATIONS OF CAPITAL.

Since fiscal 1994, the first full year of operations for the TAD Program, Capital's gross TADs transacted have increased significantly. This growth continues today with Capital's gross sales during the first quarter of fiscal 1999 climbing to $22,306,043, or approximately 58.5% of the Company's total sales during this period, as compared to total sales of $11,505,082, or approximately 57.5% of total sales, during the first quarter of fiscal 1998.

During this period gross profit on TADs transacted increased to $785,933, compared to $700,759 for the first quarter of fiscal 1998. This represents an increase of approximately 12%.

As a result of the increase in the volume of TADs transacted, general and administrative expenses increased over 82% as compared to the first quarter of fiscal 1998. This increase had been expected as a natural result of the growth of the TAD Program.

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

B. ACTRADE INTERNATIONAL CORP. -- EXPORT DIVISION.

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

C. ACTRADE S.A. -- INTERNATIONAL TRADE DIVISION.

The operations of Actrade S.A. were originally designed to compliment the Company's export operations by providing foreign sources for products. Management believes that the network of suppliers established by Actrade S.A. provides a source of comparable, less expensive foreign made products. Management believes that Actrade S.A. has the flexibility needed to meet changing product demands over the coming years and adequately offset any decline in its export operations. These changing trends have been the principal reason for the increase in sales by the international merchandise trade division.

The effect of this trend is evident in the Company's operating results for both fiscal 1998 and during the current period. Sales by the international merchandise trade division during the first quarter of fiscal 1999 were $15,844,893 as compared to $8,496,503 during the same period in fiscal 1998, an increase of over 86%. Management cannot predict whether the extraordinary rise in sales revenues experienced by the international merchandise trade division over the past few years will continue.

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

Dated: November 11, 1999

ACTRADE INTERNATIONAL, LTD.

BY:  /s/Alexander C. Stonkus
   ------------------------------------
   Chief Operating Officer and Chief
      Financial Officer