Form 10-Q/A
period 1998-12-31
ACTRADE INTERNATIONAL LTD
filed 1999-12-02
CIK 819255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-Q/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       ----------------------------------

                       For Quarter Ended December 31, 1998

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

                             Yes_X__ No____

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of January 30, 1999 there were outstanding 8,559,551 shares of Common Stock, par value $.0001.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.   Condensed consolidated financial statements (restated):

          Consolidated balance sheets as of December 31, 1998
          and June 30, 1998                                                            3

          Consolidated statements of income for the six months and three
          months ended December 31, 1998 and 1997                                      4

          Consolidated statements of cash flows for the six months and three
          months ended December 31, 1998 and 1997                                      5

          Notes to consolidated financial statements                                 6-9

Item 2.   Management's discussion and analysis of financial condition and
          results of operations                                                    10-12

PART II.  OTHER INFORMATION

Exhibits and reports on Form 8-K                                                      12

Signatures                                                                            13

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1998
                                   (Unaudited)


                                                                                         December 31, 1998            June 30, 1998
                                                                                         -----------------            --------------
                                                                                        (as restated, see
                                                                                             Note 4)
                                      ASSETS

  Current assets:
     Cash                                                                                      $ 1,827,387              $13,381,678
     Accounts receivable - trade                                                                11,746,782                3,307,873
     Trade acceptance drafts receivable and other (net of deferred income and allowance for doubtful accounts of $879,391 and $350,000 at December 31, 1998 and $14,190 and $61,700 at June 30, 1998
       respectively)                                                                            22,752,184                8,957,506
     Deferred income taxes and other assets                                                        574,296                   74,669
         Total current assets                                                                   36,900,649               25,721,726

  Property and equipment (net of accumulated depreciation
      and amortization of $349,350 at December 31, 1998 and
      $293,519 at June 30, 1998)                                                                   466,172                  374,679

  Other assets                                                                                      30,288                   26,807
                                                                                               -----------              -----------
                          Total assets                                                         $37,397,109              $26,123,212
                                                                                               ===========              ===========
                   LIABILITIES & STOCKHOLDERS' EQUITY
  Current liabilities:
     Short-term borrowings                                                                     $ 7,718,079              $         0
     Accounts payable and customer reserves payable                                              4,500,664                3,195,691
     Accrued expenses                                                                               90,341                   17,439
     Income taxes payable                                                                          312,719                  285,441
                                                                                               -----------              -----------
         Total current liabilities                                                              12,621,803                3,498,571

  Other liabilities                                                                                 24,094                   31,721
                                                                                               -----------              -----------
                          Total liabilities                                                     12,645,897                3,530,292
                                                                                               -----------              -----------
  Shareholders' equity:

     Common stock, $0001 par value;  authorized  100,000,000 shares, issued, and outstanding 8,528,051 shares at December 31, 1998
       and 8,541,051 shares at June 30, 1998                                                           856                      854
     Additional paid-in capital                                                                 14,550,466               14,489,668
     Accumulated other comprehensive income                                                          2,686                        0
     Retained earnings                                                                          10,649,560                8,102,398
     Treasury stock at cost, 31,500 shares at December 31, 1998                                   (452,356)                       0
                                                                                               -----------              -----------
                          Total shareholders' equity                                            24,751,212               22,592,920
                                                                                               -----------              -----------
                          Total Liabilities & Shareholders' Equity                             $37,397,109              $26,123,212
                                                                                               ===========              ===========




See notes to consolidated financial statements.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
          FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                   (Unaudited)


                                                                      Six Months Ended                     Three Months Ended
                                                                         December 31                          December 31
                                                                         -----------                          -----------
                                                                 1998                 1997               1998               1997
                                                                 ----                 ----               ----               ----
                                                             (as restated,                          (as restated,
                                                              see Note 4)                            see Note 4)
Gross Sales - Trade Acceptance Drafts                         $50,462,255         $24,806,174        $28,156,212       $13,301,092
Gross Sales - International Merchandise Trade                  33,752,179          18,311,270         17,907,286         9,814,767
                                                              -----------         -----------        -----------       -----------
                Total Gross Sales                             $84,214,434         $43,117,444        $46,063,498       $23,115,859
                                                              ===========         ===========        ===========       ===========
Gross Sales - International Merchandise Trade                  33,752,179          18,311,270         17,907,286         9,814,767
Cost of Sales - International Merchandise Trade                30,671,816          16,073,245         16,333,781         8,583,322
                                                              -----------         -----------        -----------        ----------
Gross Profit - International Merchandise Trade                  3,080,363           2,238,025          1,573,505         1,231,445
Gross Profit - Trade Acceptance Drafts                          2,420,600           1,521,391          1,634,667           820,632
                                                              -----------         -----------        -----------       -----------
Total gross profit                                              5,500,963          3,759,416          3,208,172         2,052,077

General and Administrative Expenses                            (2,847,106)        (1,589,073)        (1,595,462)         (903,006)
                                                              -----------         -----------        -----------       -----------

Income from Operations                                          2,653,857           2,170,343          1,612,710         1,149,071

Other Income (Expenses):
    Interest income                                                51,844              62,220              6,179            11,852
    Interest expense                                             (150,461)            (11,759)           (99,131)           (7,275)
    Other income, net                                                   0               9,435                  0                 0
                                                              -----------         -----------        -----------       -----------

Net Income before Income Taxes                                  2,555,240           2,230,239          1,519,758         1,153,648

Provision for Income Taxes                                          8,078             193,292            103,679            69,555
                                                              -----------         -----------        -----------       -----------

Net Income                                                    $ 2,547,162         $ 2,036,947        $ 1,416,079       $ 1,084,093
                                                              ===========         ===========        ===========       ===========

Net Income per Common Share:
Basic                                                               $0.30               $0.26              $0.17             $0.13
Diluted                                                             $0.29               $0.23              $0.16             $0.12

Weighted average Number of Shares Outstanding:
Basic                                                           8,434,760           7,893,865          8,433,838         8,113,072
Diluted                                                         8,776,109           8,983,722          8,762,426         9,076,002


See notes to consolidated financial statements.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 30, 1998 and 1997
                                   (Unaudited)


                                                                     December 31, 1998    December 31, 1997
                                                                    (as restated, see
                                                                           Note 4)
Cash flows from operating activities:
  Net Income                                                           $  2,547,162         $ 2,036,947
  Adjustments to reconcile net income to cash
    used in operating activities:
       Depreciation and amortization                                         55,831              34,182
       Deferred income                                                      865,201                   0
Changes in other operating assets and liabilities:
     Accounts receivable - trade and trade acceptance
       drafts receivable, and other                                     (23,016,847)         (7,025,714)
     Deferred income taxes and other assets                                (499,627)             (3,893)
     Other assets                                                            (3,481)             (8,800)
     Accounts payable and customer reserves payable                       1,304,973             (25,927)
     Accrued expenses                                                        (6,353)             25,804
     Income taxes payable                                                    27,278             106,639
     Other liabilities                                                       (7,627)             (6,508)
                                                                       ------------          ----------
Net cash used in operating activities                                   (18,733,490)         (4,867,270)

Cash flows from investing activities:
     Purchase of property and equipment                                    (147,324)           (104,948)
                                                                       ------------          ----------
Net cash used in investing activities                                      (147,324)           (104,948)

Cash flows from financing activities:
     Proceeds from issuance of common stock                                  60,800           1,171,213
     Purchase of treasury stock                                            (452,356)                  0
     Change in short-term borrowings                                      7,718,079          (1,019,392)
                                                                       ------------          ----------
Net cash provided by financing activities                                 7,326,523             151,821
                                                                       ------------          ----------
Net decrease in cash                                                    (11,554,291)         (4,820,397)
Cash, beginning of period                                                13,381,678           7,352,465
                                                                       ------------          ----------
Cash, end of period                                                    $  1,827,387         $ 2,532,068
                                                                       ============         ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period
       Interest                                                            $462,024             $62,540
                                                                           ========             =======

       Income taxes                                                        $346,462            $101,446
                                                                           ========            ========



See note to consolidated financial statements.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                                   (UNAUDITED)

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

2.    Net Income Per Share:

      Net income per share has been computed as follows:


                                                  Six months ended                       Three months ended
                                                   December 31                              December 31
                                      --------------------------------------   ------------------------------------
                                           1998                  1997               1998                1997
                                           ----                  ----               ----                ----
Net income                                $2,547,162            $2,036,947         $1,416,079          $1,084,093
                                          ----------            ----------         ----------          ----------
Weighted average of shares
  outstanding                              8,434,760             7,893,865          8,433,838           8,113,072

Weighted average of options
 outstanding                                 341,349             1,089,857            328,588             962,930
                                          ----------            ----------         ----------          ----------

Total equivalent shares                    8,776,109             8,983,722          8,762,426           9,076,002
                                          ----------            ----------         ----------          ----------

Basic                                          $0.30                 $0.26              $0.17               $0.13
                                               =====                 =====              =====               =====

Diluted                                        $0.29                 $0.23              $0.16               $0.12
                                               =====                 =====              =====               =====

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. Common stock purchase warrants and options:

In the six months ending December 31, 1998, 18,500 warrants were exercised at prices ranging from $3.00 to $6.40, resulting in net proceeds to the Company of $60,800 and the issuance of 18,500 common shares.

4. Restated Financial Statements

Subsequent to the issuance of the Company's financial statements for the six and three months ended December 31, 1998, the Company's management determined that the revenue earned on Trade Acceptance Drafts transactions were not recorded in the proper period and net income per share was not properly calculated. As a result, the consolidated statement of financial position, consolidated statement of operations and cash flows have been restated from the amounts previously reported to reflect the proper revenue earned on TAD transactions and the proper calculation of net income per share.

The following table represents the amounts as previously reported and as restated:



                                                                      Six Months Ended                  Three Months Ended
                                                                      December 31, 1998                  December 31, 1998
                                                             ------------------------------    --------------------------------
                                                              As Reported      As Restated       As Reported      As Restated
Trade Acceptance Drafts Receivable, net
  of deferred revenues and bad debt allowance                    $14,266,234      $22,752,184      $14,266,234       $22,752,184
Accounts receivable - trade                                       14,825,300       11,746,782       14,825,300        11,746,782
Trade Acceptance Drafts, on hand (*)                               6,286,823                0        6,286,823                 0
Deferred income taxes and other assets                               202,498          574,296          202,498           574,296
Accounts payable and customer reserves                             4,503,350        4,500,664        4,503,350         4,500,664
Accrued expenses                                                      11,086           90,341           11,086            90,341
Accumulated other comprehensive income                                     0            2,686                0             2,686
Gross profit                                                       6,678,149        5,500,963        3,748,060         3,208,172
Interest expense                                                     471,084          150,461          281,578            99,131
Provision for income taxes                                           379,786            8,078          238,410           103,679
Net income                                                        $3,031,927       $2,547,162       $1,638,699        $1,416,079
Basic net income per share                                             $0.35            $0.30            $0.19             $0.17
Diluted net income per share                                           $0.35            $0.29            $0.19             $0.16
Basic weighted average shares                                      8,702,932        8,434,760        8,693,592         8,433,838
Diluted weighted average shares                                    8,702,932        8,776,109        8,693,592         8,762,426



(*) Re-classed to Trade Acceptance Drafts Receivable

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

I. RESULTS OF OPERATIONS

During the first six months of fiscal 1999, ended December 31, 1998, the Company had combined gross sales of $84,214,434, compared with $43,117,444 for the first six months of fiscal 1998, an increase of more than 95%. Gross profit reached $5,500,963 for the six months ended December 31, 1998, compared to $3,759,416 for the same period in fiscal 1998, and increase of just over 46%. Net profits from operations for this period, after interest expense and provision for taxes, climbed to $2,547,162, as compared to $2,036,947 for the same period last year, an increase of approximately 25%. Based upon the Company's currently issued and outstanding shares, earnings per share for the first half of fiscal 1999 reached $.30 per share, as compared to $.26 per share for the first half of fiscal 1998, an increase of just over 15%.

With respect to the three months ended December 31, 1998, gross sales increased to $46,063,498 (up over 99% from the second quarter of fiscal 1998) while gross profits climbed to $3,208,172 (an increase of over 56% from the second quarter of fiscal 1998). During the second quarter, income from operations totaled $1,612,710 (up over 34% from the same period in fiscal 1998) and net earnings, after interest income and interest expense and provision for taxes, reached $1,416,079 (an increase of over 30% from the 2nd quarter of fiscal 1998). Second quarter earning per share totaled approximately $.17 as compared to $.13 per share for the second quarter of fiscal 1998, an increase of just over 30%.

II. DISCUSSION OF FINANCIAL CONDITION

On a consolidated basis, at December 31, 1998 the Company had total assets of $37,397,108, with total current assets of $36,900,649 (compared with $26,123,212 and $25,721,726, respectively, at June 30, 1998, the end of fiscal 1998). Of the Company's assets at December 31, 1998, $1,827,387 was in the form of cash and cash equivalent (compared to $13,381,678 at June 30, 1998). The substantial decrease in cash and cash equivalent at December 31, 1998 reflects the utilization of available cash on hand for the purchase of TADs in Capital's TAD Program.

In addition to cash, the Company accounts receivable- trade, which represents receivables generated from the international merchandise trade division, of $11,746,782 at December 31, 1998. In addition, the Company has "trade acceptances drafts receivable of $22,752,184 net of deferred revenues and allowance for doubtful accounts. This represents TADs that have been pledged to a bank to secure short-term borrowings and TADs that were held in inventory by the Company at December 31, 1998. The increase in assets at December 31, 1998 over fiscal year-end, was principally due to a substantial increase in purchases of TADs. This increased TAD activity also resulted in a corresponding increase in "short-term borrowings", which represents the utilization of the Company's current credit lines with the banks.

During December 1998 the Company concluded an interim financing facility with a major financial institution which provided Capital with up to $10 Million of additional funding ability for the purchase of TADs.

During the balance of the current fiscal year, ending June 30, 1999, the Company projects no significant additional capital expenditures in connection with any of the Company's operations except in connection with the continued expansion of the TAD program.

Based upon available cash on hand, current and anticipated credit facilities and expected revenues from operations, management is of the opinion that it will have adequate available funds to meet anticipated capital expenditures and cash needs for the balance of fiscal 1999. Thereafter, future capital expenditures will be decided based upon operating results and available revenues from operations. Apart from expenses associated with the expansion of Capital's operations, which cannot be estimated at this time, management projects no significant additional capital expenditures in connection with its operations during the next twelve months.

III. ACTRADE CAPITAL INC. AND THE TRADE ACCEPTANCE DRAFT PROGRAM.

During the first half of fiscal 1999, gross sales of TADS transacted reached $50,462,255, as compared with $24,806,174 for the first half of fiscal 1998, an increase of over 103%. Gross profits from TADS increased to $2,420,600 during the first half of fiscal 1999 as compared to $1,521,391 for the same period in fiscal 1998. This represented an increase in gross profits of more than 56% over last year. After general and administrative expenses of $2,223,440, interest expense of $70,929 and interest income of $13,059 and provision for an income tax benefit of $219,195 Capital realized net income from its operations of $358,485, as compared to net income of $372,263 in 1998. The main cause for this decrease was the effect of a change in accounting recognition of deferred revenues on TAD sales in fiscal 1999. For the first six months of fiscal 1999, Capital recognized $879,391 in deferred TAD revenues as opposed to $102,083 that would have been recognized under the method used in fiscal 1998.

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

C. ACTRADE S.A. - INTERNATIONAL TRADE DIVISION.

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

Gross sales from the international trade division for the first six months of fiscal 1999 are $33,752,179 as compared to $18,311,270 over the similar period in fiscal 1998. This represents an 84% increase. However, management cannot predict whether the extraordinary rise in sales revenues experienced by the international division will continue. At present, while product demand is high and the availability of trade financing is low, international enjoys a favorable position in the market. As these factors stabilize and as trade financing becomes more readily available, it is likely that this advantage will decrease.

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

Dated:  January 28, 1999



                                 ACTRADE INTERNATIONAL, LTD.




                                 BY:_/s/Alexander C.  Stonkus___________________
                                       Alexander C. Stonkus,
                                       Chief Financial Officer