Form 10-Q/A
period 1999-03-31
ACTRADE INTERNATIONAL LTD
filed 1999-12-02
CIK 819255

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

                        For Quarter Ended March 31, 1999

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

                             Yes _X__ No____

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of April 30, 1998 there were outstanding 8,559,551 shares of Common Stock, par value $.0001.

                                      INDEX


PART I.  FINANCIAL INFORMATION

  Item 1.  Condensed consolidated financial statements (restated):

           Consolidated balance sheets as of March 31, 1999 and
           June 30, 1998                                                                    3

           Consolidated statement of income for nine and three
           months ended March 31, 1999 and 1998                                             4

           Consolidated statement of cash flows for the nine months
           ended March 31, 1999 and 1998                                                    5

           Notes to the consolidated financial statements                                 6-9

  Item 2.  Management's discussion and analysis of financial
           Condition and results of operations                                          10-16

PART II.  OTHER INFORMATION

Exhibits and reports on Form 8-K                                                           16

Signatures                                                                                 17


                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        March 31, 1999 AND JUNE 30, 1998
                                   (Unaudited)

                                                                                         March 31, 1999      June 30, 1998
                                                                                         --------------      -------------
                                                                                          (as restated,
                                                                                           see Note 5)
                                     ASSETS
  Current assets:
     Cash                                                                                      $445,768        $13,381,678
     Accounts receivable - trade                                                             17,018,594          3,307,873
     Trade acceptance drafts receivable and other (net of deferred income and allowance for doubtful accounts of $1,260,618 and
       $461,700 at March 31, 1998 and $14,190 and $61,700 at
       June 30, 1998 respectively)                                                           22,740,488          8,957,506
     Deferred income taxes and other assets                                                     764,614             74,669
                                                                                           ------------       ------------
         Total current assets                                                                40,969,464         25,721,726
                                                                                           ------------       ------------

  Property and equipment (net of accumulated depreciation and amortization of $401,140 at March 31, 1998 and $293,519
     at June 30, 1998)                                                                          793,889            374,679

  Other assets                                                                                  319,594             26,807
                                                                                           ------------       ------------
                         Total Assets                                                       $42,082,947        $26,123,212
                                                                                           ------------       ------------

       LIABILITIES & SHAREHOLDERS' EQUITY
  Current liabilities:
     Short-term borrowings                                                                   $9,073,638                 $0
     Accounts payable and customer reserves payable                                           6,623,200          3,195,691
     Accrued expenses                                                                            67,890             17,439
     Income taxes payable                                                                       169,949            285,441
                                                                                           ------------       ------------
         Total current liabilities                                                           15,934,677          3,498,571

  Other liabilities                                                                              20,170             31,721
                                                                                           ------------       ------------
                         Total liabilities                                                   15,954,847          3,530,292
                                                                                           ------------       ------------

  Shareholders' equity:
     Common stock, $0001 par value; authorized
       100,000,000 shares, issued, and outstanding
       8,528,051 shares at March 31, 1999 and 8,541,051 shares at
       June 30, 1998                                                                                856                854
     Accumulated other comprehensive income                                                       6,973                  0
     Additional paid-in capital                                                              14,550,466         14,489,668
     Retained earnings                                                                       12,022,161          8,102,398
     Treasury stock at cost; 31,500 shares at March 31, 1999                                   (452,356)                 0
                                                                                           ------------       ------------
                         Total shareholders' equity                                          26,128,100         22,592,920
                                                                                           ------------       ------------

                         Total Liabilities & Shareholders' Equity                           $42,082,947        $26,123,212
                                                                                           ============       ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               NINE AND THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                        Nine months ended                     Three months ended
                                                             March 31,                             March 31,
                                                 -------------------------------       -------------------------------
                                                      1999                1998                1999              1998
                                                      ----                ----                ----              ----
                                                     (as restated,                         (as restated,
                                                      see Note 5)                           see Note 5)
Gross Sales - Trade Acceptance Drafts                 $84,814,820        $40,143,813        $34,352,565       $15,337,639
Gross Sales - International Merchandise Trade          52,289,784         28,527,589         18,537,605        10,216,319
                                                     ------------        -----------        -----------       -----------
                         Total Gross Sales           $137,104,604        $68,671,402        $52,890,170       $25,553,958
                                                     ============        ===========        ===========       ===========
Gross Sales - International Merchandise Trade         $52,289,784        $28,527,589        $18,537,605       $10,216,319
Cost of Sales - International Merchandise Trade       (47,260,014)       (25,083,545)       (16,588,198)       (9,010,300)
                                                     ------------        -----------        -----------       -----------
Gross Profit - International Merchandise Trade          5,029,770          3,444,044          1,949,407         1,206,019
Gross Profit- Trade Acceptance Drafts                   3,986,622          2,409,192          1,566,022           887,801
                                                     ------------        -----------        -----------       -----------
Total Gross Profit                                      9,016,392          5,853,236          3,515,429         2,093,820

General and Administrative Expenses                    (4,757,351)        (2,544,461)        (1,910,245)         (955,388)
                                                     ------------        -----------        -----------       -----------

Income from Operations                                  4,259,041          3,308,775          1,605,184         1,138,432

Other Income (Expenses):
    Interest income                                        55,047             68,599              3,203             6,379
    Interest expense                                     (411,708)            13,990           (261,247)           25,749
    Other income, net                                           0             30,508                  0            21,073
                                                       ----------         ----------         ----------        ----------
Net Income before Income Taxes                          3,902,380          3,421,872          1,347,140         1,191,633

Provision for Income Taxes (Benefit)                      (17,383)           277,709            (25,461)          84,414
                                                       ----------         ----------         ----------        ----------

Net Income                                             $3,919,763         $3,144,163         $1,372,601        $1,107,219
                                                     ============        ===========        ===========       ===========

Net Income per Common Share:
Basic                                                       $0.46              $0.39              $0.16             $0.13
                                                     ============        ===========        ===========       ===========
Diluted                                                     $0.45              $0.35              $0.16             $0.12
                                                     ============        ===========        ===========       ===========
Weighted Average Number of Shares Outstanding:
Basic                                                   8,434,911          8,028,614          8,435,213         8,268,311
                                                        =========          =========          =========         =========
Diluted                                                 8,763,992          8,993,297          8,739,762         8,982,648
                                                        =========          =========          =========         =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                               4










                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1999 and 1998
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                           March 31,
                                                                             -------------------------------------
                                                                                      1999                1998
                                                                                   (as restated,
                                                                                    see Note 5)
Cash flows from operating activities:
  Net Income                                                                        $3,919,763         $3,144,163
  Adjustments to reconcile net income to cash used in
    operating activities:
       Depreciation and amortization                                                   107,620             55,796
       Deferred income                                                               1,246,428             47,131
  Changes in other operating assets and liabilities:
       Accounts receivable - trade and trade acceptance drafts receivable
          and other                                                                (28,685,102)        (3,570,573)
       Deferred income taxes and other assets                                         (689,945)           (53,473)
       Other assets                                                                   (292,787)                 0
       Accounts payable and customer reserves payable                                3,427,509            (72,828)
       Accrued expenses                                                                  2,395             (8,977)
       Income taxes payable                                                           (115,492)           139,507
       Other liabilities                                                               (11,551)           (26,587)
                                                                                   -----------         ----------
          Net cash used in operating activities                                    (21,091,162)          (345,841)

Cash flows from investing activities:
        Purchase of Property and equipment                                            (526,830)          (160,465)
                                                                                    ----------         -----------
        Net cash used in investing activities                                         (526,830)          (160,465)

Cash flows from financing activities:
        Proceeds from issuance of common stock                                          60,800          1,201,213
        Purchase of treasury stock                                                    (452,356)                 0
        Changes in short-term borrrowings                                            9,073,638         (1,019,392)
                                                                                   -----------         ----------
        Net cash provided by financing activities                                    8,682,082            181,821
                                                                                   -----------         ----------

Net decrease in cash                                                               (12,935,910)          (324,485)

Cash, beginning of period                                                           13,381,678          7,352,465
                                                                                   -----------         ----------

Cash, end of period                                                                   $445,768         $7,027,980
                                                                                   ===========         ==========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Interest                                                                         $951,017           $148,265
                                                                                   ===========         ==========

     Income taxes                                                                     $669,908           $138,202
                                                                                   ===========         ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

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

2. Net Income Per Share:

                                                       Nine months ended
                                                           March 31,
                                ---------------------------------------------------------------
                                            1999                            1998
                                ------------------------------- -------------------------------
                                       Basic         Diluted          Basic          Diluted
                                       -----         -------          -----          -------
Net income                          $3,919,763     $3,919,763      $3,144,163      $3,144,163
                                    ----------     ----------      ----------      ----------
Weighted average of
   shares outstanding                8,434,911      8,434,911       8,028,614       8,028,614
Weighted average of
   options outstanding                                329,081                         964,683
                                                    ---------                       ---------
Total equivalent shares              8,434,911      8,763,992       8,028,614       8,993,297
                                     =========      =========       =========       =========
Net income per common
   share                                 $0.46          $0.45           $0.39           $0.35
                                         =====          =====           =====           =====



                                                      Three months ended
                                                            March 31,
                                ---------------------------------------------------------------
                                            1999                            1998
                                ------------------------------- -------------------------------
                                       Basic         Diluted          Basic          Diluted
                                       -----         -------          -----          -------
Net income                          $1,372,601     $1,372,601      $1,107,219      $1,107,219
                                    ----------     ----------      ----------      ----------
Weighted average of
   shares outstanding                8,435,213      8,435,213       8,268,311       8,268,311
Weighted average of
   options outstanding                                304,549                         714,337
                                                   ----------
Total equivalent shares              8,435,213      8,739,762       8,268,311       8,982,648
                                    ==========     ==========      ==========      ==========

Net income per common
   share                                 $0.16          $0.16           $0.13           $0.12
                                         =====          =====           =====           =====


                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

3. Common stock purchase warrants and options:

In the nine months ended March 31, 1999, 18,500 warrants were exercised at prices ranging from $3.00 to $6.40, resulting in net proceeds to the Company of $60,800 and the issuance of 18,500 common shares.

4. Asset-Backed Securitization Program

In March 1999, the Company entered into an asset-backed securitization program with a financial institution for the sale of Trade Acceptance Draft ("TAD's") to Actrade Funding, a wholly-owned subsidiary of the Company, for proceeds of up to $25 million. The program qualifies for sale treatment under Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and the Company records income (loss) from the subsidiary on the equity basis of accounting. Gains resulting from the securitization or transfers of TADs are included in Gross Profit - Trade Acceptance Drafts. Interest-only strip, which is recorded at fair value, and retained interest, which is recorded at carrying value based on relative fair value, are included in Trade Acceptance Drafts Receivable and Other.

5. Restated Financial Statements

Subsequent to the issuance of the Company's financial statements for the nine months and three months ended March 31, 1999, the Company's management determined that the revenue earned on Trade Acceptance Drafts transactions were not recorded in the proper period and net income per share was not properly calculated. As a result, the consolidated statement of financial position, consolidated statement of operations and cash flows have been restated from the amounts previously reported to reflect the proper revenue earned on TAD transactions and the proper calculation of net income per share.

The following table represents the amounts as previously reported and as restated:



                                                               Nine Months Ended                    Three Months Ended
                                                                 March 31, 1999                       March 31, 1999
                                                    -----------------------------------  ------------------------------------
                                                         As Reported      As Restated         As Reported       As Restated
Trade Acceptance Drafts Receivable, net
  of deferred revenues and bad debt allowance             $14,075,941      $22,740,488         $14,075,941       $22,740,488
Accounts receivable - trade                                23,337,383       17,018,594          23,337,383        17,018,594
Trade Acceptance Drafts, on hand (*)                          432,223                0             432,223                 0
Interest only strip, net of amortization (*)                  740,652                0             740,652                 0
Retained interest in trade TADs (*)                         2,432,701                0           2,432,701                 0
Deferred income taxes and other assets                        192,815          764,614             192,815           764,614
Other assets                                                  320,394          319,594             320,394           319,594
Accounts payable and customer reserves                      6,630,262        6,623,200           6,630,262         6,623,200
Accrued expenses                                               19,834           67,890              19,834            67,890
Accumulated other comprehensive income                              0            6,973                   0             6,973
Gross profit                                               10,864,285        9,016,392           4,186,136         3,515,429
Interest expense                                              951,017          411,708             479,933           261,247
Provision for income taxes                                    554,416          (17,383)            174,630           (25,461)
Net income                                                 $4,656,548       $3,919,763          $1,624,621        $1,372,601
Basic net income per share                                      $0.54            $0.46               $0.19             $0.16
Diluted net income per share                                    $0.54            $0.45               $0.19             $0.16
Basic weighted average shares                               8,697,215        8,434,911           8,693,592         8,435,213
Diluted weighted average shares                             8,697,215        8,763,992           8,693,592         8,739,762



(*) Re-classed to Trade Acceptance Drafts Receivable

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

I. RESULTS OF OPERATIONS

-  GENERAL

During the first nine months of fiscal 1999, ended March 31, 1999, the Company had combined gross sales of $137,104,604, as compared to $68,671,402 for the first nine months of fiscal 1998, an increase of $68,433,202 or 99% above the same period in fiscal 1998. Gross profits from operations were $9,016,392 for the nine month period ended March 31, 1999, compared to $5,853,236 for the same period in fiscal 1998, an increase of approximately 54%. After general and administrative expenses of $4,757,351 income from operations increased to $4,259,041, as compared to $3,471,030 for the same period last year, an increase of 23%. After interest income and interest expense and provisions for income taxes, the Company experienced net income of $3,919,763, as compared to $3,144,163 for the first nine months of fiscal 1998 (an increase of 25%), or $0.46 basic net income per share as compared to $0.39 basic net income per share for the same period last year.

The substantial increase in gross sales during this period was primarily due to the expansion of the Company's operations through (i) significantly increased sales by Actrade Capital Inc. ("Capital"), including its recently formed subsidiary Actrade Capital Canada, Inc. ("Canada"), through its TAD Program, discussed separately below (see "III. IMPACT OF THE TRADE ACCEPTANCE DRAFT PROGRAM AND THE OPERATIONS OF CAPITAL") and (ii) the increased sales by the international merchandise trade division (International), which includes the results of Actrade S.A and its subsidiary Actrade Resources, Inc. ("Resources") and Actrade International Inc. Continuing the trend of recent periods, the major portion of the Company's sales, over 62% at the end of the first nine months of fiscal 1999 are now derived from Capital's TAD Program ($84,814,280). However, apart from direct sales made by Capital in the US market, it is important to consider the commencement of sales in the Canadian market by Canada (resulting in gross sales of $436,539 for this period) related to TADs.

During the third quarter of fiscal 1999, the operations of International contributed significantly to the Company's overall sales. Gross sales for the nine months ended March 31, 1999 were $52,289,784 as compared to $28,527,589 for the similar period of fiscal 1998.

-  THIRD QUARTER RESULTS

With respect to the three months ended March 31, 1999 the Company continued to show substantial growth on a par with recent quarters. Gross sales reached $52,890,170 (up $27,336,212 or 107% from the third quarter of fiscal 1998).
Gross profit climbed to $3,515,429 which represents an increase of $1,421,609 or 68% above the third quarter of fiscal 1998. Net earnings after interest income and interest expense and allowances for income taxes reached $1,372,601 (an increase of $265,382 or approximately 24% higher than the same period of fiscal
1998). Per share earnings for the third quarter of fiscal 1999, climbed to $0.16 basic net income per share (as compared to $0.13 basic net income per share for the third quarter of fiscal 1998), a 23% increase.

During the third quarter selling, general and administrative expenses continued to escalate and reached $1,910,245 as compared to $955,388 for the same period in fiscal 1998. However, when viewed as a percentage of gross sales; selling, general and administrative expenses remained relatively unchanged with these expenses representing 3.60% of total gross sales during the third quarter of fiscal 1999, as compared to 3.74% during the same period last year. As anticipated, the rise in overhead costs associated with the increase in sales from the TAD program experienced in the first and second quarter of fiscal 1999 have leveled off. Management believes that its current infrastructure will not require more significant expansion as a result of increased TAD processing for the balance of fiscal 1999.

II. DISCUSSION OF FINANCIAL CONDITION

On a consolidated basis, at March 31, 1999 the Company had total assets of $42,082,947, compared with $26,123,212 at the end of fiscal 1998, (an increase of $15,959,735). Total current liabilities at March 31, 1999 increased to $15,934,677, compared with $3,498,571 at June 30, 1998, (an increase of
$12,436,106). Of the Company's assets at March 31, 1999, $445,768 was in the form of cash and cash equivalent (compared to $13,381,678 at June 30, 1998). The decrease in cash and cash equivalent at March 31, 1999 reflects the ongoing utilization of available cash by Capital in connection with its TAD Program. At March 31, 1999 virtually all of the Company's available cash was invested in TADs, therefore cash on hand at March 31, 1999 was low.


On March 4, 1999, Capital, through Actrade Funding Inc, concluded the negotiation of a new, 5-year $25 Million credit facility with ING Barings (the "ING facility"), which was an extension of the $10 Million interim facility granted by ING. Under this facility, Capital periodically will sell TADs to Actrade Funding, Inc., a new wholly owned subsidiary that, in turn, pledges the TADs to ING under the ING facility. The Company pays a commitment fee on the unused portion of the facility in addition to the fees payable with respect to TADs sold under the facility. In connection with the ING facility, the Company has adopted FAS 125 with respect to the accounting treatment for TADs sold in this manner. The principal advantage of the ING facility for the Company has been to increase its financing sources and reduce its cost of capital.

At March 31, 1999, total stockholders' equity increased to $26,128,100, as compared to $22,592,920 at June 30, 1998. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries and the several credit facilities established by Capital with banks and other financial institutions.

During the balance of the current fiscal year, ending June 30, 1999, the Company projects no significant additional capital expenditures in connection with any of the Company's operations except in connection with the continued expansion its TAD program

At March 31, 1999 property and equipment, less accumulated depreciation, increased to $793,889 (compared to $374,679 at June 30, 1998). Most of this is due to the Company's establishment of new office facilities in New Jersey during the third quarter. In addition, "other assets" at March 31, 1999 increased from $26,807 to $319,594. The increase is due to costs associated with the implementation of the ING credit line facility discussed above. These costs have been capitalized and are being amortized over a five-year period.


In connection with the Company's relocation during fiscal 1990, it received an 18-month rent abatement from its landlord. To conform to applicable accounting procedures, the value of this abatement is being amortized over the life of the lease. At March 31, 1999 the Company continued to show $20,170 in deferred rent liability.

THE COMPANY'S ACCOUNTS PAYABLE ARE CURRENT.

At March 31, 1999, the Company had short-term borrowings of $7,032,369, representing advances against Capital's credit line with BPA which is fully secured by TADs sold to BPA but not yet collected. In addition, the Company has short-term borrowings of $2,041,269 payable to Summit Bank which are also fully secured by TADs pledged under a recently instituted credit facility.

At March 31, 1999, management continues to discuss the possible addition of new credit facilities with several other major domestic and international financial institutions. If these discussions come to fruition, of which there is no assurance, these facilities will be available to finance the continued purchase of TADs by Capital and Canada and for the trade financing activities of International in much the same manner as the existing bank facilities.

Due to the Company's available cash being fully invested in TAD purchases during this period, management elected to draw against its credit line. This election contributed to the increase in interest expense from $148,265 in fiscal 1998 to $411,708 in fiscal 1999, nine months ending.

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

III. IMPACT OF THE TRADE ACCEPTANCE DRAFT PROGRAM AND THE OPERATIONS OF CAPITAL.

During the three months ended March 31, 1999, Capital's sales continued to increase reaching $34,352,565 for the third quarter of fiscal 1999, as compared to $15,337,639 for the third quarter of fiscal 1998 an increase of approximately 124%.

Capital's gross sales during the first nine months of fiscal 1999 totaled $84,814,280 or approximately 62% of the Company's total revenues during this period.

Perhaps equally important, during fiscal 1999 Canada commenced operations in October 1998 although no sales were recorded until the third quarter of fiscal 1999. Canada had gross revenues of $436,539 and reflected a modest loss from operations of $56,794. As had been the case in the United States, Canada's market requires an education process to introduce the trade acceptance draft in commercial transactions. Consequently, management has been greatly encouraged by the operating results in Canada to date and expect acceptance of its program to increase during the balance of fiscal 1999. However, no estimate can be made as to the profit or loss that Canada will show by fiscal year end.

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

C. Actrade International Corp. -- Export Division.

Over the past year, a number of factors have developed that have adversely affected the export operations of Actrade International Corp. of the international merchandise trade division. Among the external factors, perhaps the most important has been the renewed strength of the American Dollar compared to other currencies. This has had the effect of making American products too expensive to compete with foreign-made products. Principally this is due to the impact that reduced foreign labor costs have upon the price of competitive merchandise.

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

Although not material when considering the Company's revenues as a whole, the loss of Bard as a supplier will have a significant adverse impact upon the future operations of Actrade International Inc. Currently, management is evaluating the feasibility of continuing Actrade International's remaining export operations in light of the Company's priority in expanding Capital's TAD Program and continuing the expansion of the international trade and finance operations of Actrade S.A. and Resources.



D. ACTRADE S.A. AND ACTRADE RESOURCES LTD.: INTERNATIONAL MERCHANDISE TRADE

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

In response to these conditions, Actrade S.A. recently established a wholly owned subsidiary, Actrade Resources, Ltd. Although Resources is in every sense a trading company that buys merchandise from suppliers and re-sells it to commercial buyers, management has successfully adapted certain of the founding concepts behind the TAD Program to the needs of foreign companies engaged in international trade.

The effects of this trend are evident in the Company's operating results for both fiscal 1998 and during the current period. Sales by the international merchandise trade division rose to $28,527,589 during fiscal 1998 and $52,289,784 during fiscal 1999, for the first nine months ended.

With respect to the trading operations of the international merchandise trade division, apart from proving management's assumption that as sales of US products decrease, sales of foreign products will increase, these results also point out another important factor. Worldwide demand for all types of products is increasing, particularly where extended terms are offered to buyers.

However, management believes it is too early to predict whether the extraordinary rise in sales revenues experienced by this division will continue. At present, while product demand is high and the availability of trade financing is low, Actrade S.A. and Resources enjoy a favorable position in the market. As these factors stabilize and as trade financing becomes more readily available, it is likely that this advantage will decrease.

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



Dated: May 10, 1999



ACTRADE INTERNATIONAL, LTD.



BY:  /s/Alexander C. Stonkus
    -------------------------------------------
     Chief Operating Officer and Chief
      Financial Officer