Form 10-Q
period 1999-12-31
ACTRADE INTERNATIONAL LTD
filed 2000-02-14
CIK 819255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    -------------------------------------------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                       ----------------------------------

                For the quarterly period ended December 31, 1999

                         Commission File Number 0-18711

                           ACTRADE INTERNATIONAL, Ltd.

              Incorporated under the laws of the State of Delaware
               I. R. S. Employer Identification Number 13-3437739

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

                        Yes  X   No
                            ---     ----

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of February 12, 2000 there were outstanding 8,742,862 shares of Common Stock, par value $.0001.

                                      INDEX

Part 1. Financial Information

Item 1. Consolidated condensed financial ststements:

        Consolidated balance sheets as of December 31, 1999
             June 30, 1999                                                      3

        Consolidated statements of income for the six and
             three months ended December 31, 1999 and 1998                      4

        Consolidated statements of stockholders' equity for the
             six months ended December 31, 1999                                 5

        Consolidated statements of cash flows for the six and
             three months ended December 31, 1999 and 1998                      6

        Notes to the consolidated financial statements                       7-10

Item 2. Management's discussion and analysis of financial condition and results of operations

Part II. Other Information

Exhibits and reports on Form 10Q

Signatures


                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 1999

                  Dollars in thousands except per share amounts

                                                                                DECEMBER 31,   JUNE 30,
                                                                                  1999           1999
                                                                                  ----           ----
                                                                               (UNAUDITED)

ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                                    $  4,499    $  5,199
     Accounts receivable - trade                                                    22,437      12,414
     Trade acceptance drafts receivable and other (net of deferred income and allowance for doubtful accounts of $ 1,695 and $ 1,589 at
       December 31, 1999 and $ 1,276 and $ 1,560 at June 30, 1999                   35,090      25,180
     Deferred income taxes                                                           1,252         398
                                                                                  --------    --------
         Total current assets                                                       63,278      43,191

  PROPERTY AND EQUIPMENT (Net of accumulated depreciation and
   amoritization of $ 398 at December 31, 1999 and $ 291 at June 30, 1999)           1,465         954
 Other Assets                                                                          416         306
                                                                                  --------    --------
  TOTAL ASSETS                                                                    $ 65,159    $ 44,451
                                                                                  ========    ========
LIABILITIES & STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Short-term borrowings                                                        $ 28,223    $ 14,262
     Accounts payable and customer reserves payable                                  2,112         683
     Accrued expenses                                                                1,398         997
     Income taxes payable                                                              179           0
                                                                                  --------    --------
         Total Current Liabilities                                                  31,912      15,942
                                                                                  --------    --------
STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value; authorized 100,000,000 shares, issued, and outstanding 8,742,290 at December 31, 1999 and 8,528,051 at
       June 30, 1999                                                                     1           1
     Additional paid in capital                                                     16,593      14,614
     Retained earnings                                                              18,843      14,336
     Accumulated other comprehensive income/(loss)                                      (4)         10
     Treasury stock, 138,805 shares at cost                                         (2,186)       (452)
                                                                                  --------    --------
          Total stockholders' equity                                                33,247      28,509
                                                                                  --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 65,159    $ 44,451
                                                                                  ========    ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS AND THREE MONTHS ENDED DECEMBER 31,
                                1999 AND 1998
                   Dollars thousands except per share amounts
                                   (Unaudited)

                                                        SIX MONTHS ENDED               THREE MONTHS ENDED
                                                          DECEMBER 31,                    DECEMBER 31,
                                                  ----------------------------   --------------------------
                                                        1999          1998          1999          1998
                                                        ----          ----          ----          ----
Gross Sales - Trade Acceptance Drafts             $   133,597    $    50,462    $    68,237    $    28,156
Gross Sales - International Merchandising Trade        64,932         33,752         33,831         17,907
                                                  -----------    -----------    -----------    -----------
Total Gross Sales                                 $   198,529    $    84,214    $   102,068    $    46,063
                                                  ===========    ===========    ===========    ===========
Gross Sales - International Merchandising Trade        64,932         33,752         33,831         17,907
Cost of Sales - International Merchandise Trade       (59,408)       (30,672)       (30,987)       (16,334)
                                                  -----------    -----------    -----------    -----------
Gross Profit- International Merchandising Trade         5,524          3,080          2,844          1,573
Gross Profit - Trade Acceptance Drafts                  8,151          2,421          4,078          1,635
                                                  -----------    -----------    -----------    -----------
Total Gross Profit                                     13,675          5,501          6,922          3,208
                                                  -----------    -----------    -----------    -----------
General, and Administrative expenses                   (4,063)        (2,523)        (2,024)        (1,321)
Bad Debt Expense                                       (2,316)          (324)        (1,385)          (274)
                                                  -----------    -----------    -----------    -----------
Income from Operations                                  7,296          2,654          3,513          1,613
Other Income (Expenses):
    Interest income                                        16             52              7              6
    Interest Expense                                   (2,332)          (151)        (1,401)           (99)
                                                  -----------    -----------    -----------    -----------
Income before Provision for Income Taxes                4,980          2,555          2,119          1,520
Provision for Income Tax                                 (473)            (8)          (120)          (104)
                                                  -----------    -----------    -----------    -----------
Net Income                                        $     4,507    $     2,547    $     1,999    $     1,416
                                                  ===========    ===========    ===========    ===========
Net Income per common share:
Basic                                             $      0.52    $      0.30    $      0.23    $      0.17
Diluted                                           $      0.51    $      0.29    $      0.22    $      0.16
Weighted Average Number of Shares Outstanding:
Basic                                               8,587,831      8,434,760      8,646,428      8,433,838
Diluted                                             8,862,945      8,776,109      9,068,434      8,762,426


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ACTRADE INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                  Dollars in thousands except per share amounts
                                   (Unaudited)

                                        Common Stock     Additional            Accum. Other               Total       Total Accum
                                        ------------       Paid-in  Retained      Comp.      Treasury   Stockholders' Other Comp
                                      Shares     Amount    Capital  Earnings   Income/(Loss)   Stock      Equity      Income/(Loss)
                                      -------    -----     -------  --------   ------------- ---------    -------     ------------
Balance, June 30, 1999                8,528,051    $1      $14,614   $14,336     $10          ($452)      $28,509

Comprehensive Income, Net of Tax:

Net Income                                                             4,507                                4,507         4,507

Other Comprehensive Income/(Loss):
 Foreign Currency

    Translation Adjustments                                                      (14)                         (14)          (14)

 Total Other Comprehensive
      Income/(Loss)                                                                                                      $4,493
                                                                                                                         ======
Issuance of Common Stock upon

 Exercise of Options                    321,544               1,855                                         1,855

Purchase of Treasury Stock             (107,305)                                             (1,734)       (1,734)
Warrants issued for compensation                                124                                           124

Balance, December 31, 1999            8,742,290    $1       $16,593  $18,843     ($4)       ($2,186)      $33,247
                                     ==========   ===      ======== ========    ====       ========       =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                  Dollars in thousands except per share amounts
                                   (Unaudited)

                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                                 ----          ----
Cash flows from operating activities:
  Net income                                                   $  4,507    $  2,547
  Adjustments to reconcile net income to net cash (used in)
     operating activities:
      Depreciation and amortization                                 129          56
      Bad debt expense                                            2,316         324
      Deferred income                                               419         865
      Compensation Expense - amortization of warrants issued        124           0
 Changes in operating assets and liabilities:
      Accounts receivable - trade and
      Trade acceptance drafts receivable and other              (22,667)    (23,341)
     Deferred income taxes and other assets                        (944)       (503)
     Accounts payable and customer reserves payable               1,429       1,305
     Accrued expenses and other liabilities                         401         (15)
     Income taxes payable                                           179          27
                                                               --------    --------
Net cash (used in ) operating activities                        (14,107)    (18,735)
                                                               --------    --------
Cash flows from investing activities:
     Purchase of property and equipment                            (675)       (147)
                                                               --------    --------
Net cash used in investing activities                              (675)       (147)
                                                               --------    --------
Cash flows from financing activities:
     Proceeds from issuance of common stock                       1,855          61
     Purchase of treasury stock                                  (1,734)       (452)
     Change in short-term borrowings                             13,961       7,718
                                                               --------    --------
Net cash provided by financing activities                        14,082       7,327
                                                               --------    --------
Net (decrease) in cash and cash equivalents                        (700)    (11,555)
Cash and cash equivalents, beginning of period                    5,199      13,382
                                                               --------    --------
Cash and cash equivalents, end of period                       $  4,499    $  1,827
                                                               ========    ========
Supplemental disclosures of cash flow information:
     Interest paid during the fiscal period                    $    800    $    462
                                                               ========    ========
     Income taxes paid during the fiscal period                $    959    $    346
                                                               ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  Dollars in thousands except per share amounts


1.      Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the six and three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Actrade International, Ltd. and subsidiaries (the "Company") Form 10-K for the year ended June 30, 1999.

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

      Net income per common share has been computed as follows:




                                      SIX MONTHS ENDED DECEMBER 31,
                             --------------------------------------------------
                                        1999                    1998
                             ---------------------------- ---------------------
                                 Basic       Diluted      Basic        Diluted
                                 -----       -------      -----        -------
Net Income                    $    4,507   $    4,507   $    2,547   $    2,547
                              ----------   ----------   ----------   ----------
Weighted average of
  shares outstanding           8,587,831    8,587,831    8,434,760    8,434,760
Weighted average of
  options outstanding                         275,114                   341,349
                                           ----------                ----------
Total equivalent shares        8,587,831    8,862,945    8,434,760    8,776,109
                              ----------   ----------   ----------   ----------
Net income per common share        $0.52        $0.51        $0.30        $0.29
                              ==========   ==========   ==========   ==========



                                       THREE MONTHS ENDED DECEMBER 31,
                             --------------------------------------------------
                                       1999                      1998
                             -------------------------  -----------------------
                                 Basic      Diluted        Basic        Diluted
                                 -----      -------        -----        -------
Net Income                    $    1,999   $    1,999   $    1,416   $    1,416
                              ----------   ----------   ----------   ----------
Weighted average of
  shares outstanding           8,646,428    8,646,428    8,433,838    8,433,838
Weighted average of
  options outstanding                         422,006                   328,588
                                           ----------                ----------
Total equivalent shares        8,646,428    9,068,434    8,433,838    8,762,426
                              ----------   ----------   ----------   ----------
Net income per common share        $0.23        $0.22        $0.17        $0.16
                              ==========   ==========   ==========   ==========

3.      Common Stock and Stock Options:

      On October 1, 1999, the Company issued 100,000 warrants to its president and chief operating officer at an exercise price of $13.75 expiring on September 30, 2004.

      On December 6, 1999, an officer exercised 176,629 warrants at $ 6.05. Also on December 6, 1999, the Company purchased 58,077 shares of stock from the same officer as Treasury stock at a price of $18.41.

      On May 13, 1999, the Company issued 100,000 warrants at an exercise price of $12.50 to an investment advisor for compensation. The warrants will vest on May 13, 2000. The fair market value of the warrants at the date of the issuance is being amortized on a straight-line basis over a twelve-month period to compensation expense. The Company has recognized $123,861 in amortized compensation expense for the first six months of fiscal year 2000 as a result of this transaction.

4.      Segment Information:

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

      The Company's gross sales, gross profit, income before provision for income taxes, depreciation and amortization, interest expense and total assets for each segment for the six and three months ended December 31, 1999, 1998 were as follows:

The following is a summary of the Company's segment information:





                                     Six Months Ended     Three Months Ended
                                        December 31,        December 31,
                                   ------------------   ---------------------
                                      1999       1998       1999      1998
                                      ----       ----       ----      ----
Gross Sales:
  Trade Acceptance Drafts           $133,597   $ 50,462   $ 68,237   $ 28,156
  International Merchandise Trade     64,932     33,752     33,831     17,907
                                    --------   --------   --------   --------
                                    $198,529   $ 84,214   $102,068   $ 46,063
                                    ========   ========   ========   ========
Gross Profit:
  Trade Acceptance Drafts           $  8,151   $  2,421   $  4,078   $  1,635
  International Merchandise Trade      5,524      3,080      2,844      1,573
                                    --------   --------   --------   --------
                                    $ 13,675   $  5,501   $  6,922   $  3,208
                                    ========   ========   ========   ========
Income before Provision for
  Income Taxes:
  Trade Acceptance Drafts           $  1,192   $     60   $    343   $    240
  International Merchandise Trade      3,788      2,495      1,776      1,280
                                    --------   --------   --------   --------
                                    $  4,980   $  2,555   $  2,119   $  1,520
                                    ========   ========   ========   ========
Depreciation and Amortization:
  Trade Acceptance Drafts           $    121   $     47   $     59   $     83
  International Merchandise Trade          8          9          4          5
                                    --------   --------   --------   --------
                                    $    129   $     56   $     63   $     88
                                    ========   ========   ========   ========
Interest Expense:
  Trade Acceptance Drafts           $    903   $     72   $    496   $     58
  International Merchandise Trade      1,429         79        905         41
                                    --------   --------   --------   --------
                                    $  2,332   $    151   $  1,401   $     99
                                    ========   ========   ========   ========

                                                        June 30, 1999
                                                        --------------
Total Assets:
  Trade Acceptance Drafts           $ 32,896   $ 23,951   $ 16,727
  International Merchandise Trade     32,263     13,446     27,724
                                    --------   --------   --------
                                    $ 65,159   $ 37,397   $ 44,451
                                    ========   ========   ========

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

        The imposition of new restrictions or regulations affecting either the Company's international merchandise trade activities or its TAD Program in the US or Canada.

To the extent possible, the following discussion will highlight the relative needs of the Company with respect to both its international merchandise trade activities and in connection with the ongoing expansion of its TAD Program.

         - SEGMENT REPORTING DISCLOSURES.

The Company's sales are generated from two major business segments: the TAD Program and international merchandise trade. A "TAD" is a post-dated payment draft prepared by the seller of goods or services ("Suppliers") and accepted by the buyer of the goods or services ("Buyers') by the Buyers signing and delivering the draft back to the supplier. The TAD Program is operated by Actrade Capital, Inc. ("Capital") in the United States and Actrade Capital Canada, Inc. ("Actrade Canada") in Canada. The Company's international merchandise trade operations are conducted through Actrade International Corp. ("International"), which is engaged in the re-sale of American made products to foreign buyers and Actrade S.A., including its wholly owned subsidiary Actrade Resources, Inc. ("Resources"), which engage in the sale of non-US products to foreign buyers. See discussion immediately below. All figures included in the following discussion have been rounded to the nearest $1,000 for presentation purposes.

I.      I. RESULTS OF OPERATIONS

        A. SIX MONTHS ENDED DECEMBER 31, 1999, COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1998.

CONSOLIDATED SALES AND GROSS PROFIT.

  During the first six months of fiscal 2000, the Company had combined gross sales of $198,529,000, compared with $84,214,000 for the first six months fiscal 1999, an increase of more than 135%. Gross profit climbed to $13,675,000 for the six months ended December 31, 1999, compared to $5,501,000 for the same period in fiscal 1999, an increase of over 149%. During this period, income from operations reached $7,296,000 as compared to $2,654,000 for the same period last year. This represented an increase of over 175%.

  The substantial increase in gross sales during the first half of fiscal 2000 continues to be due primarily to the ongoing expansion of operations through
  (i) significantly increased sales activity by Capital through its TAD Program (discussed separately below) and (ii) increased sales by the international merchandise trade division.

  THE TRADE ACCEPTANCE DRAFT PROGRAM

  During the first half of fiscal year 2000, gross profit on TAD transactions reached $8,151,000, as compared to $2,421,000 for the first half of fiscal year 1999, an increase of over 236%. After general and administrative expenses, bad debt expense, interest income, interest expense, but before a provision for income taxes, income from the TAD Program was $1,192,000 for the first six months of fiscal year 2000 compared to $60,000 for the comparable period of fiscal 1999; this represents an increase in the TAD program of over 1800%.

  In evaluating the TAD Program operating results for the first half of fiscal 2000, the reader must consider the effect of the increased the bad debt expense ($2,316,000 for the six months ended December 31, 1999 as compared to $324,000 for same period last year). The bad debt expense reported by the Company related solely to the TAD Program operations. A major reason for the increase in this item is because of the bankruptcy of a number of buyers.

INTERNATIONAL TRADE

  Gross sales from the international trade division were strong for the first six months of fiscal year 2000 reaching $64,932,000 for the period as compared to $33,752,000 for the first six months of fiscal year 1999, an 92% increase. Cost of sales as a percent of gross sales increased slightly during the period as compared to the prior fiscal year. This resulted in a 52% increase in income before taxes from $2,495,000 in fiscal year 1999 to $3,788,000 in fiscal year 2000.

  The increase in international merchandise trade activities was the result of increased product sales by both Actrade S.A. and Resources, rather than from price increases for the products sold.

 CONSOLIDATED EXPENSES

 General and administrative expenses for the six months ended December 31, 1999 were $4,063,000, as compared to $2,523,000 for the same period last year, an increase of 61%. The most significant of these increase included:

        1. salaries, payroll and commissions totaling $2,335,000 in the first half of fiscal 2000, compared to $1,519,000 in the first half of fiscal 1999;

        2. office rent of $286,000 in the first half of fiscal 2000, compared to $142,000 in the first half of fiscal 1999;

        3. consulting costs and professional fees of $615,000 in the first half of fiscal 2000, compared to $198,000 for the first half of fiscal 1999;

        4. depreciation and amortization of $129,000 in the first half of fiscal 2000, compared to $112 in the first half of fiscal 1999; and

        5. advertising and communication costs of $307,000 in the first half of fiscal 2000, compared to $198,000 in the first half of fiscal 1999.

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

INTEREST EXPENSE AND NET INCOME

In the first half of fiscal 2000, the Company incurred interest expense of $2,332,000 as compared to $150,000 in the same period last year. This increase is due to the growth in operations of the TAD Program as well as Actrade S.A. and Resources and results in part from the costs associated with the new and extended credit facilities secured by Capital during fiscal 1999. With these new facilities approaching full utilization, and management's expectation of adding additional credit facilities in the near term, management expects that this expense item will continue to escalate as TAD Program operations continue to grow during the balance of fiscal 2000.

Net income for the six months ended December 31, 1999 climbed to $4,507,000, as compared to $2,547,000 for the same period last year, an increase of approximately 77%. Based upon the Company's currently issued and outstanding shares, earnings per share (diluted) for the first half of fiscal 2000 amounted to $.51 per share, as compared to $.29 for the first six months of fiscal 1999, an increase of just under 76%.

However, the Company's net income expressed as a percentage of gross profit fell to approximately 33% during the first half of fiscal 2000, as compared to approximately 46% for the same period last year. This decrease had been expected and was the direct result of the substantial increase in general and administrative expenses associated with Capital and the TAD Program discussed above.

B. 2ND QUARTER OF FISCAL 2000 COMPARED TO 2ND QUARTER FISCAL OF 1999

  CONSOLIDATED SALES AND GROSS PROFIT.

  For the three months ended December 31, 1999, gross sales increased to $102,068,000 (up over 121% from the second quarter of fiscal 1999) while gross profits climbed to $6,922,000 (an increase of just under 116% from the second quarter of fiscal 1999). The increase in gross sales during the second quarter of fiscal 2000 was also primarily due to the expansion of the Company's operations through (i) significantly increased TAD transactions through the TAD Program and (ii) the increased international merchandise trade activities by Actrade S.A and Resources. With respect to its international merchandise trade activities, this increase was the result of increased product sales by both Actrade S.A. and Resources, rather than from price increases for the products sold.

  THE TRADE ACCEPTANCE DRAFT PROGRAM

  Gross profit from the TAD Program for the three months ended December 31, 1999 (which represent revenues earned on TAD activities by both Capital and Actrade Canada) totaled $4,078,000; with net income before a provision for income taxes was $343,000. The increase in gross profit from the TAD Program is due to a substantially increased number of TAD transactions that were a direct benefit of the accelerated marketing and expansion program begun during the prior fiscal year and which continues today.

  However, as is the case in evaluating the six-month results, in evaluating the results for the second quarter of fiscal 2000, the effect of the Company election to increase the bad debt expense is of equal significance. For the three-month period, the Company recorded a bad debt expense of $1,385,000 as compared to only $274,000 for the first half of fiscal 1999.

  INTERNATIONAL MERCHANDISE TRADE SALES

  Gross sales from international merchandise trade during the second quarter of fiscal 2000 climbed to $33,831,000, as compared to $17,907,000 in the second quarter of fiscal 1999, an increase of 89%. Cost of sales as a percent of gross sales remained virtually unchanged at approximately 92% during the period as compared to the same period last year. This resulted in a 39% increase in net income before taxes from $1,280,000 in fiscal year 1999 to $1,776,000 in fiscal year 2000.

  Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During the second quarter of fiscal 2000, the Company's principal overseas markets continued to be (i) South America (ii) Europe, (iii) the Pacific Rim and (iv) Middle East.

See "FINANCIAL STATEMENTS - NOTE 1- BASIS OF PRESENTATION - GROSS SALES" AND "
NOTE 4, SEGMENT INFORMATION" FOR ADDITIONAL INFORMATION.

CONSOLIDATED EXPENSES

 General and administrative expenses for the three months ended December 31, 1999 were $2,024,000, as compared to $1,321,000 for the same period last year, an increase of over 53%. Essentially the entire increase in general and administrative expenses over fiscal 1999 is attributable to the expansion of operations of Capital, Actrade Canada and increased costs related to the TAD Program. The most significant changes for the quarterly period included:

        1. salaries, payroll and commissions totaling $1,156,000 in the second quarter of fiscal 2000, compared to $762,000 in the second quarter of fiscal 1999;

        2. office rent of $142,000 in the second quarter of fiscal 2000, compared to $86,000 in the second quarter of fiscal 1999;

        3. consulting costs and professional fees of $322,000 in the second quarter of fiscal 2000, compared to $90,000 for the second quarter of fiscal 1999;

        4. depreciation and amortization of $63,000 in the second quarter of fiscal 2000, compared to $87,000 in the second quarter of fiscal 1999; and

        5. advertising and communication costs of $175,000 in the second quarter of fiscal 2000, compared to $126,000 in the second quarter of fiscal 1999.

  As indicated above, the majority of these increased costs are directly attributable to the TAD Program's expansion.

  INTEREST EXPENSE AND NET INCOME

  In the second quarter of fiscal 2000, the Company incurred interest expense of $1,401,000 as compared to $99,000 in the same period last year. This increase is due to the growth in operations of the TAD Program as well as Actrade S.A., Resources and results in part from the costs associated with the new credit facilities secured by Capital during fiscal 1999.

  During the second quarter, income from operations totaled $3,513,000 (up over 118% from the same period in fiscal 1999) and net earnings, after general and administrative expense, bad debt expense, interest income, interest expense and provision for taxes, reached $1,999,000 (an increase of over 41% from the second quarter of fiscal 1999). Second quarter earning per share (diluted) totaled $.22 as compared to $.16 per share for the second quarter of fiscal 1999, an increase of over 38%.

  However, the Company's net income expressed as a percentage of gross profit fell to approximately 29% during the second quarter of fiscal 2000, as compared to approximately 44% for the second quarter of fiscal 1999. This decrease had been expected and was the direct result of the substantial increase in general and administrative expenses associated with Capital and the TAD Program discussed above.

II. DISCUSSION OF FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1999, the Company had working capital of approximately $31,366,000 as compared to working capital of $27,249,000 at December 31, 1998. On a consolidated basis, as of December 31, 1999, the Company had cash and cash equivalents on hand of $4,499,000 as compared to $5,199,000 at June 30, 1999. The decrease of approximately $700,000 in cash and cash equivalents resulted from normal variations in the utilization of cash by Capital in its operations, and not due to any trend which is expected to have a continuing effect upon operations in the future.

  At December 31, 1999, Capital had approximately $44.65 Million in Surety bonds guaranteeing payment of TADs it had purchased, in addition to $12.5 Million in credit insurance.

  Total current liabilities at December 31, 1999 increased to $31,912,000 as compared to $15,942 at June 30, 1999. The substantial increase in current liabilities over the prior fiscal period is primarily due to increases in "short-term borrowings," representing financing utilized by Capital for its TAD purchases owed to various credit facilities, and "accounts payable and customer reserves payable." The increase in accounts payable is due principally to the normal fluctuations in the status of trade transactions by Actrade S.A. and Resources and not to any trend expected to have an ongoing impact upon the Company.

  At December 31, 1999, the Company's total stockholders' equity increased to $33,247,000 as compared to $28,509,000 at June 30, 1999. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.

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

  At December 31, 1999, there existed several credit facilities through which the purchase of TADs were financed, including (1) a $25 million securitization facility between Funding and ING Baring Capital Markets; (2) a $15 million credit facility between Capital and Summit Bank; and (3) a $10 Million credit facility between Capital and Banco Potuguese do Atlantico, in the United States. In addition, Actrade Canada had a $5 million (Canadian) credit facility with a financial institution in Canada.

  Management expects that the TAD Program will continue to grow, in which case it will require additional credit facilities to sustain the projected growth in TAD purchases. Discussions are ongoing with several other financial institutions to add additional credit facilities to fund the future expansion of the TAD Program, as well as with Actrade's current financial institutions to increase or expand existing facilities. However, no assurance can be given that such discussions will result in the completion of any new or expanded financing facilities for Capital or Actrade Canada. However, based upon its experience with its present banks, as well as discussions with other financial institutions, management believes that it will be able to secure adequate financing means to sustain the growth of the TAD Program in the foreseeable future.

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

Dated:  February 14, 2000

ACTRADE INTERNATIONAL, LTD.

BY: /s/ Joseph P. D'Alessandris
    -------------------------------
    Chief Financial Officer