Form 10-Q
period 2000-03-31
ACTRADE INTERNATIONAL LTD
filed 2000-05-12
CIK 819255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                            -------------------------

                  For the quarterly period ended March 31, 2000

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

                                  Yes X   No
                                     ---     ---

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of May 12, 2000 there were outstanding 8,963,576 shares of Common Stock, par value $0.0001.

                                              INDEX

Part 1. Financial Information

Item 1.   Consolidated condensed financial statements:

          Consolidated balance sheets as of March 31, 2000 and
               June 30, 1999                                                          3

          Consolidated statements of income for the nine and
               three months ended March 31, 2000                                      4

          Consolidated statement of stockholders' equity for the
               nine months ended March 31, 2000                                       5

          Consolidated statements of cash flows for the nine
               months ended March 31, 2000 and 1999                                   6

          Notes to the consolidated financial statements                           7-11

Item 2.   Management's discussion and analysis of financial condition and results of operations

Part II. Other Information


Exhibits and reports on Form 10Q

Signatures


                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2000 AND JUNE 30, 1999
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                                                      March 31,           June 30,
                                                                                        2000                1999
                                                                                        ----                ----
                                                                                    (UNAUDITED)
ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 7,010             $ 5,199
     Accounts receivable - trade                                                       16,059              12,414
     Trade acceptance drafts receivable and other (net of deferred income and allowance for doubtful accounts of $ 2,185 and $ 2,307
       at March 31, 2000 and $ 1,276 and $ 1,560 at June 30, 1999                      52,447              25,180
     Deferred income taxes                                                              1,764                 398
                                                                                      -------             -------
         Total Current Assets                                                          77,280              43,191

  PROPERTY AND EQUIPMENT (Net of accumulated depreciation and
   amoritization of $ 483 at March 31, 2000 and $ 291 at June 30, 1999)                 1,518                 954

 Other                                                                                    434                 306
                                                                                      -------             -------
  TOTAL ASSETS                                                                        $79,232             $44,451
                                                                                      =======             =======
LIABILITIES & STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Short-term borrowings                                                            $39,355             $14,262
     Accounts payable and customer reserves payable                                     1,392                 683
     Accrued expenses                                                                   1,654                 997
     Income taxes payable                                                                 310                   0
                                                                                      -------             -------
         Total Current Liabilities                                                     42,711              15,942
                                                                                      -------             -------

STOCKHOLDERS' EQUITY:
     Common stock, $0.001 par value; authorized 100,000,000 shares, issued, and outstanding 8,848,133 at March 31, 2000 and 8,528,051
       at June 30, 1999                                                                     1                   1
     Additional paid in capital                                                        18,688              14,614
     Retained earnings                                                                 22,030              14,336
     Accumulated other comprehensive income                                                (3)                 10
     Treasury stock shares at cost; 243,191 at March 31, 2000 and
        31,500 at June 30, 1999                                                        (4,195)               (452)
                                                                                      -------             -------
          Total Stockholders' Equity                                                   36,521              28,509
                                                                                      -------             -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $79,232             $44,451
                                                                                      =======             =======

See notes to consolidated financial statements.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           NINE MONTHS AND THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                 DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED             THREE MONTHS ENDED
                                                            MARCH 31,                      MARCH 31,
                                                     ------------------------      -----------------------
                                                       2000           1999           2000            1999
                                                       ----           ----           ----            ----
Gross Sales - Trade Acceptance Drafts                $219,992       $ 84,815       $ 86,395       $ 34,353
Gross Sales - International Merchandising Trade       101,121         52,290         36,189         18,538
                                                     --------       --------       --------       --------
Total Gross Sales                                    $321,113       $137,105       $122,584       $ 52,891
                                                     ========       ========       ========       ========

Gross Sales - International Merchandising Trade       101,121         52,290         36,189         18,538
Cost of Sales - International Merchandise Trade       (92,114)       (47,260)       (32,706)       (16,589)
                                                     --------       --------       --------       --------
Gross profit - International Merchandising Trade        9,007          5,030          3,483          1,949
Gross Profit - Trade Acceptance Drafts                 12,832          3,987          4,681          1,566
                                                     --------       --------       --------       --------
Total Gross Profit                                     21,839          9,017          8,164          3,515
                                                     --------       --------       --------       --------
General, and Administrative expenses                   (6,910)        (4,321)        (2,847)        (1,798)
Bad Debt Expense                                       (3,626)          (436)        (1,310)          (112)
                                                     --------       --------       --------       --------

Income from Operations                                 11,303          4,260          4,007          1,605

Other Income (Expenses):
    Interest income                                        27             55             11              3
    Interest expense                                   (3,470)          (413)        (1,138)          (261)
                                                     --------       --------       --------       --------

Income before Provision for Income Taxes                7,860          3,902          2,880          1,347

Provision for Income Taxes - (Expense) Benefit           (166)            18            307             26
                                                     --------       --------       --------       --------
Net Income                                           $  7,694       $  3,920       $  3,187       $  1,373
                                                     ========       ========       ========       ========
Net Income per Common Share:
Basic                                                   $0.89          $0.46          $0.36          $0.16
Diluted                                                 $0.86          $0.45          $0.35          $0.16

Weighted Average Number of Shares Outstanding:
Basic                                               8,661,434      8,434,911      8,810,196      8,435,213
Diluted                                             8,926,306      8,763,992      9,203,399      8,739,762



See notes to consolidated financial statements.

                   ACTRADE INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED MARCH 31, 2000
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)

                                         COMMON STOCK
                                     --------------------
                                                           ADDITIONAL             ACCUM. OTHER                TOTAL       TOTAL
                                                            PAID-IN    RETAINED       COMP.    TREASURY   STOCKHOLDERS'    COMP.
                                      SHARES       AMOUNT    CAPITAL   EARNINGS       INCOME     STOCK       EQUITY       INCOME
                                      ------       ------  ----------  --------       ------     -----       ------       ------

Balance, June 30, 1999               8,528,051       $1      $14,614    $14,336         $ 10   $  (452)      $28,509

Comprehensive Income, Net of  Tax:
Net Income                                                                7,694                                7,694      7,694

Other Comprehensive Income:
 Foreign Currency
    Translation Adjustments                                                              (13)                    (13)       (13)
 Total Comprehensive Income                                                                                              $7,681
                                                                                                                         ======

Issuance of Common Stock upon
 Exercise of Options                   531,773                 3,888                                           3,888

Purchase of Treasury Stock            (211,691)                                                 (3,743)       (3,743)
Warrants issued for compensation                                 186                                             186

Balance, March 31, 2000              8,848,133       $1      $18,688    $22,030          $(3)  $(4,195)      $36,521
                                     =========       ==      =======    =======          ===   =======       =======


See notes to consolidated financial statements.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS
                                   (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               ----------------------
                                                                                 2000           1999
                                                                                 ----           ----
Cash flows from operating activities:
  Net income                                                                  $ 7,694        $ 3,920
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization                                               355            108
      Bad debt expense                                                          3,626            436
      Deferred income                                                             909          1,246
      Compensation Expense - amortization of warrants issued                      186              0
 Changes in operating assets and liabilities:
      Accounts receivable - trade and
      Trade acceptance drafts receivable and other                            (35,447)       (29,121)
     Deferred income taxes and other assets                                    (1,591)          (983)
     Accounts payable and customer reserves payable                               709          3,428
     Accrued expenses and other liabilities                                       657           (113)
     Income taxes payable                                                         310            (12)
                                                                              -------        -------
Net cash used in operating activities                                         (22,592)       (21,091)
                                                                              -------        -------
Cash flows from investing activities:
     Purchase of property and equipment                                          (835)          (527)
                                                                              -------        -------
Net cash used in investing activities                                            (835)          (527)
                                                                              -------        -------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                     3,888             61
     Purchase of treasury stock                                                (3,743)          (453)
     Change in short-term borrowings                                           25,093          9,074
                                                                              -------        -------
Net cash provided by financing activities                                      25,238          8,682
                                                                              -------        -------

Net increase (decrease) in cash and cash equivalents                            1,811        (12,936)

Cash, beginning of period                                                       5,199         13,382
                                                                              -------        -------

Cash, end of period                                                           $ 7,010        $   446
                                                                              =======        =======
Supplemental disclosures of cash flow information:
     Interest paid during the fiscal period                                   $ 1,441        $   951
                                                                              =======        =======

     Income taxes paid during the fiscal period                               $   991        $   670
                                                                              =======        =======



See notes to consolidated financial statements.

                  ACTRADE INTERNATIONAL, LTD. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

1. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the nine and three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Actrade International, Ltd. and subsidiaries (the "Company") Form 10-K for the year ended June 30, 1999.

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

Amounts reported as of March 31, 1999 have been restated, see FORM 10Q/A for the period ended March 31, 1999.

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

         Net income per common share has been computed as follows:



                                                         Nine months ended March 31,
                                            ----------------------------------------------------
                                                     2000                        1999
                                            -----------------------     ------------------------
                                            Basic        Diluted          Basic        Diluted
                                            -----        -------          -----        -------
Net Income                                    $7,694        $7,694          $3,920        $3,920
                                              ------        ------          ------        ------
Weighted average of
   shares outstanding                      8,661,434     8,661,434       8,434,911     8,434,911

Weighted average of
   options outstanding                                     264,872                       329,081
                                                         ---------                     ---------
Total equivalent shares                    8,661,434     8,926,306       8,434,911     8,763,992
                                           =========     =========       =========     =========
Net income per common share                    $0.89         $0.86           $0.46         $0.45
                                               =====         =====           =====         =====


                                                        Three months ended March 31,
                                           -----------------------------------------------------
                                                     2000                        1999
                                           -------------------------    ------------------------
                                            Basic        Diluted          Basic        Diluted
                                            -----        -------          -----        -------

Net Income                                    $3,187        $3,187          $1,373        $1,373
                                              ------        ------          ------        ------
Weighted average of
   shares outstanding                      8,810,196     8,810,196       8,435,213     8,435,213

Weighted average of
   options outstanding                                     393,203                       304,549
                                                           -------                       -------
Total equivalent shares                    8,810,196     9,203,399       8,435,213     8,739,762
                                           =========     =========       =========     =========
Net income per common share                    $0.36         $0.35           $0.16         $0.16
                                               =====         =====           =====         =====


3. Common Stock and Stock Options:

         During the third quarter, employees exercised 3,072 warrants resulting in approximately $24,000 in proceeds to the Company.

         On February 1, 2000, an officer exercised 207,157 warrants at $9.70. Also on February 1, 2000, the Company purchased 104,386 shares of stock from the same officer as Treasury stock at a price of $19.25.

         On May 13, 1999, the Company issued 100,000 warrants at an exercise price of $12.50 to an investment advisor for compensation. The warrants will vest on May 13, 2000. The fair market value of the warrants at the date of the issuance is being amortized on a straight-line basis over a twelve-month period to compensation expense. The Company has recognized approximately $186,000 in amortized compensation expense for the first nine months of fiscal year 2000 as a result of this transaction.


4. Segment Information:

         The Company's business operations are divided into two principal business segments: TAD program and international merchandise trade activities. The Company's business segments are based on business units or entities that offer different products and services. The TAD program is operated by Capital in the United States and Actrade Capital Canada in Canada. The International Merchandise Trade activities are conducted by International, Actrade SA and Resources. They are managed separately because each business segment requires different strategic initiatives and marketing.

The Company's gross sales, gross profit, income before provision for income taxes, depreciation and amortization, interest expense and total assets for each segment for the nine and three months ended March 31, 2000, and 1999 were as follows:

The following is a summary of the Company's segment information:


                                                           Nine Months Ended                Three Months Ended
                                                               MARCH 31,                         MARCH 31,
                                                       -------------------------         -------------------------
                                                          2000           1999               2000            1999
                                                          ----           ----               ----            ----
Gross Sales:
  Trade Acceptance Drafts                               $219,992        $ 84,815           $ 86,395        $34,353
  International Merchandise Trade                        101,121          52,290             36,189         18,538
                                                       ---------       ---------          ---------       --------
                                                        $321,113        $137,105           $122,584        $52,891
                                                       =========       =========          =========       ========
Gross Profit:
  Trade Acceptance Drafts                               $ 12,832        $  3,987           $  4,681        $ 1,566
  International Merchandise Trade                          9,007           5,030              3,483          1,949
                                                       ---------       ---------          ---------       --------
                                                        $ 21,839        $  9,017           $  8,164        $ 3,515
                                                       =========       =========          =========       ========
Income before Provision for
  Income Taxes:
  Trade Acceptance Drafts                               $  1,516        $   (190)          $    324        $  (250)
  International Merchandise Trade                          6,344           4,092              2,556          1,597
                                                       ---------       ---------          ---------       --------
                                                        $  7,860        $  3,902           $  2,880        $ 1,347
                                                       =========       =========          =========       ========

Depreciation and Amortization:
  Trade Acceptance Drafts                               $    340        $     91           $    219        $    44
  International Merchandise Trade                             15              17                  7              8
                                                       ---------       ---------          ---------       --------
                                                        $    355        $    108           $    226        $    52
                                                       =========       =========          =========       ========

Interest Expense:
  Trade Acceptance Drafts                               $  1,464        $    329           $    561        $   257
  International Merchandise Trade                          2,006              84                577              4
                                                       ---------       ---------          ---------       --------
                                                        $  3,470        $    413           $  1,138        $   261
                                                       =========       =========          =========       ========

Total Assets:                                                                           JUNE 30, 1999
                                                                                        -------------
  Trade Acceptance Drafts                               $ 41,629        $ 27,706           $ 16,727
  International Merchandise Trade                         37,603          14,377             27,724
                                                       ---------       ---------          ---------
                                                        $ 79,232        $ 42,083           $ 44,451
                                                       =========       =========          =========


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

I. RESULTS OF OPERATIONS

   A. NINE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1999.

CONSOLIDATED SALES AND GROSS PROFIT.

During the first nine months of fiscal 2000, the Company had combined gross sales of $321,113,000, compared with $137,105,000 for the first nine months fiscal 1999, an increase of more than 134%. Gross profit climbed to $21,839,000 for the nine months ended March 31, 2000, compared to $9,017,000 for the same period in fiscal 1999, an increase of over 142%. During this period, income from operations reached $11,303,000 as compared to

$4,260,000 for the same period last year. This represented an increase of over 165%.

The substantial increase in both gross sales and gross profit during the first nine months of fiscal 2000 continues to be due primarily to the ongoing expansion of operations through (i) significantly increased sales activity by Capital through its TAD Program (discussed separately below) and (ii) increased sales by the international merchandise trade division.

THE TRADE ACCEPTANCE DRAFT PROGRAM

During the first nine months of fiscal year 2000, gross sales on TAD transactions reached $219,992,000 as compared to $84,815,000 for the first nine months of fiscal year 1999, an increase of over 159%. After general and administrative expenses, bad debt expense, interest income, interest expense, but before a provision for income taxes, income (loss) from the TAD Program was $1,516,000 for the first nine months of fiscal year 2000 compared to $(190,000) for the comparable period of fiscal 1999.

In evaluating the TAD Program operating results for the first nine months of fiscal 2000, the reader must consider the effect of the increase in the bad debt expense ($3,626,000 for the nine months ended March 31, 2000 as compared to $436,000 for same period last year). The bad debt expense reported by the Company related solely to the TAD Program operations. A major reason for the increase in this item is due to the large volume of TAD transactions and the resultant increase of the bad debt write-offs and reserves.

INTERNATIONAL TRADE

Gross sales from the international trade division also were strong for the first nine months of fiscal year 2000 reaching $101,121,000 for the period as compared to $52,290,000 for the first nine months of fiscal year 1999, a 93% increase. Cost of sales as a percent of gross sales increased slightly during the period as compared to the prior fiscal year. This resulted in an 55% increase in income before taxes to $6,344,000 from $4,092,000 in fiscal year 1999.

The increase in international merchandise trade activities was the result of increased product sales by both Actrade S.A. and Resources, rather than from price increases for the products sold.

CONSOLIDATED EXPENSES

General and administrative expenses for the nine months ended March 31, 2000 were $6,910,000, as compared to $4,321,000 for the same period last year, an increase of 60%. The most significant of these increase included:

         1. salaries and commissions totaling $3,609,000 in this period, compared to $2,506,000 in the first nine months of fiscal 1999;

         2. office rent of $414,000 in this period, compared to $231,000 in the first nine months of fiscal 1999;

         3. consulting costs and professional fees of $1,366,000 in this period, compared to $357,000 for the first nine months of fiscal 1999;

         4. depreciation and amortization of $355,000 in this period, compared to $108,000 in the first nine months of fiscal 1999; and

         5. advertising and communication costs of $450,000 in this period, compared to $344,000 in the first nine months of fiscal 1999.

The majority of these increased costs are directly attributable to the TAD Program that required a significant expansion of both sales force and back-office personnel. With respect to the balance of fiscal 2000, management projects the costs related to the TAD Program operations, both in the United States and in Canada will continue to escalate, particularly as marketing efforts for the TAD Program increase and Capital begins implementation of its E-Commerce program. However, management believes the impact of these continued increased costs will be offset as Capital continues to see significantly increased sales volume as the benefits of its prior expenditures mature into new TAD business.

INTEREST EXPENSE AND NET INCOME

In the first nine months of fiscal 2000, the Company incurred interest expense of $3,470,000 as compared to $413,000 in the same period last year. This increase is due to the growth in operations of the TAD Program as well as Actrade S.A. and Resources and results in part from the costs associated with the new and extended credit facilities secured by Capital during fiscal 2000. Management continues its efforts to secure additional or expanded credit facilities in connection with its TAD Program and expects that this expense item will continue to escalate as TAD Program operations continue to grow during the balance of fiscal 2000 and beyond.

Net income for the nine months ended March 31, 2000 climbed to $7,694,000, as compared to $3,920,000 for the same period last year, an increase of approximately 96%. Based upon the Company's currently issued and outstanding shares, earnings per share (diluted) for the first nine months of fiscal 2000 amounted to $.86 per share, as compared to $.45 for the first nine months of fiscal 1999, or an increase of 91%.


         B. 3RD QUARTER OF FISCAL 2000 COMPARED TO 3RD QUARTER FISCAL OF 1999

CONSOLIDATED SALES AND GROSS PROFIT.

For the three months ended March 31, 2000, gross sales increased to $122,584,000 (up over 132% from the third quarter of fiscal 1999) while gross profits climbed to $8,164,000 (an increase of 132% from the third quarter of fiscal 1999). The increase in gross sales during the third quarter of fiscal 2000 was also primarily due to the expansion of the Company's operations through (i) significantly increased TAD transactions through the TAD Program and (ii) the increased international merchandise trade activities by Actrade S.A and Resources. With respect to its international merchandise trade activities, this increase was the result of increased product sales by both Actrade S.A. and Resources, rather than from price increases for the products sold.

THE TRADE ACCEPTANCE DRAFT PROGRAM

Gross profit from the TAD Program for the three months ended March 31, 2000 (which represent revenues earned on TAD activities by both Capital and Actrade Canada) totaled

$4,681,000; while net income before a provision for income taxes was $324,000. The increase in gross profit from the TAD Program is due to a substantially increased number of TAD transactions that were a direct benefit of the accelerated marketing and expansion program begun during the prior fiscal year and which continues today.

However, as is the case in evaluating the nine-month results, in evaluating the results for the third quarter of fiscal 2000, the effect of the Company election to increase the bad debt expense is of equal significance. For the three-month period, the Company recorded a bad debt expense of $1,310,000 as compared to $112,000 for the same period of fiscal 1999.

INTERNATIONAL MERCHANDISE TRADE SALES

Gross sales from international merchandise trade during the third quarter of fiscal 2000 climbed to $36,189,000, as compared to $18,538,000 in the third quarter of fiscal 1999, an increase of 95%. This resulted in a 66% increase in net income before taxes to $2,556,000 compared to $1,540,000 in fiscal year 1999.

Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During the third quarter of fiscal 2000, the Company's principal overseas markets continued to be
(i) South America (ii) Europe, (iii) the Pacific Rim and (iv) Middle East.

See "FINANCIAL STATEMENTS - NOTE 1 - BASIS OF PRESENTATION - GROSS SALES" AND " - NOTE 4, SEGMENT INFORMATION" for additional information.

CONSOLIDATED EXPENSES

General and administrative expenses for the three months ended March 31, 2000 were $2,847,000, as compared to $1,798,000 for the same period last year, an increase of 58%. Essentially the entire increase in general and administrative expenses over fiscal 1999 is attributable to the expansion of operations of Capital, Actrade Canada and increased costs related to the TAD Program. The most significant changes for the quarterly period included:

         1. salaries and commissions totaling $1,274,000 in this period, compared to $987,000 in the third quarter of fiscal 1999;

         2. office rent of $128,000 in this period, compared to $92,000 in the third quarter of fiscal 1999;

         3. consulting cost and professional fees of $751,000 in the third quarter of fiscal 2000, compared to $159,000 for the third quarter of fiscal 1999;

         4. depreciation and amortization of $226,000 in this period, compared to $52,000 in the third quarter of fiscal 1999; and

         5. advertising and communication costs of $143,000 in this period, compared to $146,000 in the third quarter of fiscal 1999.

As indicated above, the majority of these increased costs are directly attributable to the TAD

Program's expansion.

INTEREST EXPENSE AND NET INCOME

In the third quarter of fiscal 2000, the Company incurred interest expense of $1,138,000 as compared to $261,000 in the same period last year. This increase is due to the growth in operations of the TAD Program as well as Actrade S.A. and Resources and results in part from the costs associated with the new credit facilities secured by Capital during fiscal 1999.

During the third quarter, income from operations totaled $4,007,000 (up over 150% from the same period in fiscal 1999) and net earnings, after general and administrative expense, bad debt expense, interest income, interest expense and provision for taxes, reached $3,187,000 (an increase of over 132% from the third quarter of fiscal 1999). Third quarter earning per share (diluted) totaled $.35 as compared to $.16 per share for the third quarter of fiscal 1999, an increase of over 119%.

The Company's net income expressed as a percentage of gross profit remained unchanged at 39% during the third quarter of fiscal 2000, as compared to the third quarter of fiscal 1999.

DISCUSSION OF FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had working capital of approximately $34,569,000 as compared to $27,249,000 at June 30, 1999. On a consolidated basis, at March 31, 2000, the Company had cash and cash equivalents on hand of $7,010,000 as compared to $5,199,000 at June 30, 1999.

At March 31, 2000, Capital had approximately $80 million in open lines of credit and $12.5 Million in credit insurance.

Total current liabilities at March 31, 2000 increased to $42,711,000 as compared to $15,942,000 at June 30, 1999. The substantial increase in current liabilities over the prior fiscal period is primarily due to increases in "short-term borrowings," representing financing utilized by Capital for its TAD purchases owed to various credit facilities, and "accounts payable and customer reserves payable." The increase in accounts payable is due principally to the increased credit facilities.

At March 31, 2000, the Company's total stockholders' equity increased to $36,521,000 as compared to $28,509,000 at June 30, 1999. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.

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

However, in connection with the TAD Program, management expects that it will have additional capital expenditures relating to the ongoing expansion of sales and marketing operations by Capital and Actrade Canada, including implementation of its E-Commerce initiative.

At March 31, 2000, there existed several credit facilities through which the purchase of TADs were financed, including (1) a $25 million securitization facility between Funding and ING Baring Capital Markets; (2) a $15 million credit facility between Capital and Summit Bank; and (3) a $40 Million credit facility between Capital and Banco Potuguese do Atlantico, in the United States. In addition, Actrade Canada had a $5 million (Canadian) credit facility with a financial institution in Canada.

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



Dated:  May 12, 2000



ACTRADE INTERNATIONAL, LTD.

BY: /s/ Joseph P. D'Alessandris
   ------------------------------
   Chief Financial Officer