Form 10-K405
period 2000-06-30
ACTRADE FINANCIAL TECHNOLOGIES LTD
filed 2000-09-29
CIK 819255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE) [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934
                       For the Fiscal Year Ended JUNE 30, 2000
           [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to __________

                         Commission File Number: 0-18711

                       ACTRADE FINANCIAL TECHNOLOGIES LTD.
                     (Formerly Actrade International, Ltd.)
                 (Name Of Small Business Issuer In Its Charter)

         Delaware                                   13-3437739
(State or Other Jurisdiction of              (IRS Employer Ident. No.)
 Incorporation or Organization)

7 Penn Plaza, Suite 422, New York, New York          10001
(Address Of Principal Executive Offices)            (Zip Code)

Issuer's Telephone Number:(212) 563-1036

         Securities registered pursuant to Section 12(b) of the Act:
         Title of each class            Name of Exchange on which registered

         Securities registered pursuant to Section 12(g) of the Act: Common - 8,983,695 Shares Outstanding as of the date of this Report (Title Of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the issuer's revenue for its most recent fiscal year $31,647,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days. As of September 25, 2000, the value of such stock was $184,320,248.

                                    FORM 10-K

                       ACTRADE FINANCIAL TECHNOLOGIES LTD.
                     (Formerly Actrade International, Ltd.)
                                  JUNE 30, 2000

PART I

ITEM 1.  BUSINESS

GENERAL

Actrade Financial Technologies Ltd., formerly Actrade International, Ltd., (the "Company") is a publicly traded holding company. Its business operations are conducted through several wholly owned subsidiaries. A brief description of each constituent corporation is set forth below. Following this brief introduction, a more detailed discussion of the various components of the Company's operations is presented.

ACTRADE FINANCIAL TECHNOLOGIES LTD. (THE "COMPANY"), formerly Actrade International, Ltd., was incorporated in the State of Delaware on April 3, 1987. The Company was originally formed as an international trading company under the name of Acquisition Capability, Inc., and changed its name to Actrade International, Ltd. in 1988. On July 24, 2000, the Company changed its name to Actrade Financial Technologies Ltd. to better reflect the Company's role in developing electronic payment technologies that provide financial solutions for commercial trade activities.

ACTRADE CAPITAL, INC. ("CAPITAL"), a wholly owned subsidiary of the Company, was incorporated in Delaware in May of 1991. Capital is the developer of the Trade Acceptance Draft ("TAD(s)") Program, which enables Capital to purchase TADs from various suppliers at a discount from their face value, and the Electronic Trade Acceptance Draft ("E-TAD(s)") Program, an online application of the TAD Program.

ACTRADE CAPITAL CANADA INC. ("ACTRADE CANADA"), a wholly owned subsidiary of Capital, was incorporated in the Province of Ontario, Canada on July 14, 1998. Actrade Canada purchases TADs in the Canadian market in the same fashion as Capital does in the US market.

ACTRADE FUNDING CORP. ("FUNDING"), a wholly owned, unconsolidated qualifying special purpose subsidiary of Capital, was formed under the laws of Delaware in 1999 as a special purpose vehicle in connection with the institution of a new credit facility with a major banking institution for the purchase of TADs from Capital.

ACTRADE INTERNATIONAL CORP. ("INTERNATIONAL"), a wholly owned subsidiary of the Company, incorporated in New York on July 18, 1985, was acquired by the Company on September 2, 1988. International represents various U.S. manufacturers and distributors by buying and re-selling their products overseas.

ACTRADE SOUTH AMERICA LTD. ("ACTRADE SA"), a foreign corporation, a wholly owned subsidiary of International, was incorporated in Antigua on February 12, 1988. Actrade SA purchases products from various foreign suppliers and sells them through its foreign customer's network in international markets.

ACTRADE RESOURCES INC. ("RESOURCES"), a wholly owned subsidiary of Actrade SA, formerly Actrade Forfaiting Inc., was incorporated under the Laws of the Commonwealth of the Bahamas on May 29, 1998. Actrade Resources is engaged in international merchandise trading through the direct purchase and re-sale of products from various foreign suppliers.



                               BUSINESS OPERATIONS

The Company's business operations are divided into two principal segments - (1) the TAD and E-TAD Program and (2) International Merchandise Trade. The TAD and E-TAD Program is operated by Capital in the United States and Actrade Canada in Canada. The Company's international merchandise trade activities are conducted by International, Actrade SA and Resources. The general discussion concerning the Company's business operations will discuss these segments generally and may not reflect the precise activities of each of the Company's subsidiaries, except where the context indicates otherwise.

THE TAD AND E-TAD PROGRAM

THE TAD PROGRAM

In mid-1993, Capital completed development of a new trade finance tool for domestic commercial transactions through the use of the TAD Program designed to improve cash flow and increase sales. The TAD Program allows suppliers of commercial goods and services to offer credit terms to their commercial customers through the use of pre-authorized debit trade acceptance drafts
(TADs). Capital purchases the TADs from the supplier with immediate payment to the supplier, and on their due date, processes the TADs for payment from the buyer in the same manner as an ordinary check through the electronic bank checking system.

By providing immediate payment to suppliers with extended payment terms for buyers, the benefits of the TAD Program offers business closely parallels the benefit credit cards provide to consumers. Management believes that, much like the credit card revolutionized payment for consumer purchases, the TAD Program, and particularly the E-TAD Program discussed below, will have a similar impact upon the way business funds commercial transactions.

Essentially, a TAD is a post-dated payment draft prepared by the seller of goods or services ("Suppliers") and accepted by the buyer of the goods or services ("Buyers") by the Buyers signing and delivering the draft back to the Suppliers. Each TAD specifies the amount of the draft, the due date and the Buyer's bank account information. This acceptance of the draft confirms that: (i) the goods or services have been delivered by the Suppliers; and (ii) the goods or services were checked and accepted by the Buyers; and establishes a specific payment date. The draft itself constitutes the payment instrument for the transaction according to its terms. In addition, the TAD is negotiable so that the Suppliers may endorse it and transfer it to another party. At its most basic level, a TAD can be viewed as a negotiable promissory note that at its due date is collected like an ordinary check.

When the commercial transaction is complete, the use of TADs will, in essence, convert the resulting receivable into a financial instrument (TAD), which is purchased by Capital. The advantage to the Suppliers is immediate payment (within 48 hours) and the elimination of credit risk. The Buyers obtains extended, and generally, unsecured credit terms.

During fiscal 2000, the Company completed the development of the E-TAD Program which was officially launched in August 2000. In essence, the E-TAD Program is an online version of the original TAD Program with certain improvements and modifications to meet the added needs and challenges present in business-to-business e-commerce.

On December 6, 1997, the United States Patent Office officially granted to Mr. Amos Aharoni, the CEO of the Company, a patent with respect to the use of trade acceptance drafts in Capital's TAD Program. All his rights, title and interest in and to said patent was assigned to the Company in consideration of the payment of $1.00. A second patent application for the E-TAD Program has been filed and is pending.

All references herein to "E-TAD" shall include both the TAD and E-TAD Program (or the "Program"). However, it should be noted that all revenues by Capital during fiscal 2000 were derived from the Company's original TAD Program.

THE NEW E-TAD PROGRAM

The E-TAD Program is an internet-based deferred payment technology that can be used for offline and online business to business purchases. With E-TADs, commercial Buyers are able to pay for purchases with customary terms of up to six (6) months while Suppliers receive immediate payment. The E-TAD Program is designed to allow Buyers and Suppliers to complete a transaction entirely online in a single operation. Like the original TAD Program, the E-TAD Program is based upon the Buyers creditworthiness and financial strength rather than that of the Supplier. Because of this, financially weak Suppliers of commercial goods and services enter into large commercial transaction with the assurance of receiving immediate payment even when dealing with financially strong Buyers who do not want to change their typical payment policies to accommodate the needs of their Suppliers. This feature allows Suppliers to engage in transactions that they might otherwise be economically unable to handle thereby providing a useful tool to facilitate their growth.

In developing the TAD Program, Capital's original goal was to standardize TADs as the third business to business payment option - the first being "cash on delivery" and the second being "open account". With the E-TAD Program, Capital has been able to provide a secure online credit, payment, settlement and integration technology solution that preserves most of the advantages of "open account" transactions for the buyers while eliminating most of the disadvantages for the suppliers. Management believes that, much like the credit card revolutionized payment for consumer purchases, the E-TAD Program will have a similar impact upon business to business e-commerce transactions. In management's opinion, the E-TAD Program provides the best available solution to the problem of online payment for large commercial transactions.

DEFINITION OF AN E-TAD

Essentially, an E-TAD is a pre-authorized, irrevocable and transferable electronic payment instrument (i.e., commercial paper) issued by a Buyer. The payment obligation of the E-TAD (i) is absolute and is not affected or conditioned upon delivery or conformity of the goods purchased and

(ii) establishes a specific payment date of a specific amount from a designated bank account. An E-TAD, on its due date, authorizes automatic debit of a Buyer's designated bank account. The draft itself constitutes the payment instrument for the transaction according to its terms. At its most basic level, an E-TAD can be viewed as an electronic promissory note that at its due date is paid automatically in the same manner as an ordinary check through the automated bank collection system. In addition, like the original TAD, the E-TAD is negotiable so that the Supplier may transfer it to another party.

The use of E-TADs will, in essence, convert the commercial receivable into a payment obligation (E-TAD), which is purchased by Capital. Suppliers have the financial benefit of converting sales to immediate cash; thereby gaining credit protection and eliminating collection costs while Buyers obtain extended, unsecured payment terms.

The major steps involved in the E-TAD Program are:

         ENROLLMENT OF THE BUYER: Each commercial Buyer must provide customary credit and business information to allow Capital and its credit insurance companies to evaluate the Buyer's credit worthiness. In addition, each Buyer must execute a Buyer Acknowledgement that sets forth the basic terms and conditions of the Program. If the Buyer is approved, an E-TAD facility is set-up.

         ENROLLMENT OF THE SUPPLIER: Each Supplier must also be enrolled in the Program. This involves the execution of a basic Letter of Understanding between Capital and each Supplier that sets forth the basic terms of the Program. For the most part, this step is purely administrative since the Program depends upon the credit worthiness of the Buyer (being the party obligated to pay the E-TADs) rather than the Supplier who will sell the E-TADs to Capital without recourse, at a discount from the face amount for Capital's fees.

USE OF THE TADS IN A COMMERCIAL TRANSACTION

After both parties have enrolled in the Program, a Buyer that has adequate credit availability for the transaction simply signs E-TADs in payment for the goods or services. Within 48 hours of receipt of the completed documents (i.e. commercial invoice, bill of sale, etc.), Capital will remit full payment for the E-TADs (equal to the face amount of the E-TADs less Capital's fees and discounts).

On the due date, either Capital or the bank to which the E-TADs have been pledged or sold automatically debits the Buyer's bank account for the face amount of the E-TAD without any further involvement of either the Seller or Buyer. There is no need for Capital to wait for the Buyer to remit payment. The fees and discounts are paid by the Suppliers by reducing the face amount of the E-TAD when purchased by Capital.

CHARACTERISTICS OF THE E-TAD PROGRAM

Although trade acceptances are one of the typical methods of payment for commercial transactions overseas (acceptances are called bills of exchange in England, traits in France, bulls in South Africa, etc.), until re-introduced by Capital in mid-1993, they have not been popular for commercial transactions in the U.S. since World War II. Capital essentially adapted the traditional bill of exchange or trade acceptance (both instruments long recognized in international trade) to the U.S. market by adding computer encoding of the draft to provide for the automatic collection of the E-

TAD. This has been the basis for both the traditional TAD Program and now for the E-TAD Program.

In addition, the computerized E-TAD allows for ease of use, less cost for the customer and low administration expenses for Capital. Management believes that, as of the date of this report, Capital is the only established company in the U.S. providing this type of electronic deferred payment solution for online and offline commercial transactions beyond 90 days and up to 180 days.

Perhaps the most significant attribute of the E-TAD Program is that it serves to convert a receivable into a financial instrument that can then be purchased and sold by Capital much like conventional commercial paper is bought and sold in the financial markets. In fact, it was this feature that was a major factor in Capital's ability to secure its present credit facilities with major banks to fund the purchase of E-TADs.

BENEFITS OF THE E-TAD PROGRAM

One of the key benefits of the Program is that both the enrollment and the transaction can be processed over the internet. All agreements and the actual E-TADs issued in payment to the supplier can be generated online. E-TAD uses internet technology to automate the transaction process, including collection and back office operations, and improved workflow; thereby reducing the amount of time required to complete a transaction. However, if a Buyer or Supplier does not have access to the internet, Capital's customer service department can process the enrollment and transaction for them.

The Program provides three primary and distinct benefits in one financial instrument:

      FINANCING: the Supplier receives cash within 48 hours, while the Buyer has terms of up to 6 months.

      CREDIT PROTECTION: Capital, and its credit insurance companies, typically assume the risk of the Buyer not paying on the E-TAD. The Supplier sells the E-TAD to Capital without recourse and no longer worries about non-payment from his Customer-Buyer.

      COLLECTION: Capital or its banks will automatically debit the exact payment on the specified due date that is printed on each E-TAD.

From its inception, management has sought to incorporate into the Program as many safeguards as possible in order to minimize the risk of non-payment. In management's opinion, the following features of the Program have proven to reduce the risk of non-collection:

CREDIT INSURANCE AND PAYMENT BONDS. Most E-TADs are insured against non-payment through a combination of business credit insurance policies that Capital has secured with a major insurance carrier and Payment Bonds issued through major surety companies.

SECURITY. In addition to firewall protection to secure the Company's network, industry standard web access security methods and password-protected log-on ensure user authentication and data integrity.

EXPANSION OF US MARKET:

As mentioned above, since fiscal 1998 the use of the TAD Program by national and international companies has increased significantly. Principally, these companies have found that the TAD Program's flexibility allows them to manage certain "special situations" which do not fall within their conventional terms. In fiscal 2000, the overall number of business-to-business e-commerce transactions increased heavily and is expect to continue to grow for the foreseeable future. However, at present, the single greatest limitation to this growth has been the absence of a viable online payment solution. This opened an entirely new market for the E-TAD Program in the United States and management has aggressively pursued development of this market segment, a process that will continue and escalate into fiscal 2001 and beyond. The success of this marketing approach is clearly reflected in the significantly higher revenues of the TAD Program during fiscal 2000, a process that management expects will continue in future years.

In addition, the E-TAD Program addresses many of the most pressing concerns affecting the growth of business-to-business e-commerce. The E-TAD Program provides secure online payment methods ideally suited to the needs of e-commerce. It also provides a means of eliminating, or substantially decreasing, the problem of collections for accounts that utilize E-TADs as payment instruments. This fosters more effective cash flow management and substantially increases the ability of a company to effectively utilize its available capital resources. For suppliers, the E-TAD Program eliminates the need to divert its personnel to pursue slow paying customers. By allowing the supplier to structure payments by its customers up to a six-month period, the E-TAD Program provides the supplier immediate payment and allows for a more manageable payment schedule which, in many cases, results in the avoidance of late or defaulted payments. Finally, it allows large Buyers to assure themselves of stable supply sources by providing smaller, but critical, suppliers with a means to significantly enhance their own cash flow.

EXPANSION THROUGH E-COMMERCE AND THE INTERNET POTENTIAL

An interactive website was developed and implemented in June 2000. This site not only teaches customers about the use of the E-TAD Program but also permits them to enroll in the Program and to use the Company's site to locate Suppliers, learn about their products, place orders and complete all required paperwork for the transaction, including an online payment solution. Although management believes that in the near future all aspects of a transaction will be able to be completed electronically, this final step must await further development in the banking field with respect to such matters as electronic signatures and fund transfer.

EXPANSION INTO INTERNATIONAL MARKETS

The expansion of the TAD Program into the international market was initiated in January 1999 when Actrade Canada commenced operations. The Canadian market was selected as the first international site for the Program due to both the proximity to the United States and the similarities in banking and commercial laws between the two countries. In August 1999, following the end of fiscal 1999, management concluded its first credit facility for Actrade Canada with a major Canadian bank. This initial facility in the amount of $CN 5,000,000 is intended for use in funding the TAD Program in Canada.

Apart from the Canadian initiative, management has begun marketing the E-TAD Program to foreign sellers of products to the American market. By adapting the E-TAD Program to this business segment, an American importer of foreign products can, with the cooperation of their foreign suppliers, have access to trade financing not typically available in the import market today. Management believes that this application of the E-TAD Program will serve to help American importers by providing an available financing tool and to expand access to the US market by foreign companies that would otherwise be reluctant to extend credit terms to American buyers.

INTERNATIONAL MERCHANDISE TRADE

INTERNATIONAL

Since July 1988, International has been engaged in international merchandise trade. Its operations involve the direct export of American products primarily to the Pacific Rim. International provides US companies foreign markets for their products through its own network of buyers, wholesalers and distributors. Coupled with an ability to arrange required export services (including air or sea shipping, inland freight arrangements, preparation of shipping documents, export licenses, establishment of letters of credit, etc.) International offers a less expensive alternative to "in-house" export operations.

As of the end of fiscal 2000, International's principal product group consisted of industrial and commercial air conditioning equipment including package systems, stand-alone units and spare parts.

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

ACTRADE SA AND RESOURCES

The primary markets presently served by Actrade SA and Resources are South America and Europe although sales in other regions do occur and, depending upon changing political and economic circumstances, management anticipates that sales activities in other geographic markets will occur in the future.

However, since sales by Actrade SA and Resources are usually special situations of higher dollar amounts, management is unable to predict the impact of its activities in the future, although it is expected that these operations will continue to operate at least at current levels in the future. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below.

In general, the success of Actrade SA and Resources has been based upon the ability to offer both Buyers and Suppliers a combination of advantages not typically available in world markets. From the point of view of the Buyer, the Company offers the ability to secure necessary products with an ability to obtain extended payment terms. From the point of view of the Supplier, the Company offers increased sales to buyers, access into markets not generally available to the Supplier and immediate payment.

As with its other international merchandise trade activities, Actrade SA and Resources act as re-sellers of the products that will typically be purchased at an advantageous price from the Supplier and marked-up for sale to the Buyer. When coupled with its ability to provide immediate payment to the Supplier, the Company provides the means to accomplish a transaction that would not otherwise be possible.

Management believes that for the foreseeable future the greatest demand for all kinds of foreign products will continue to come from the developing and third world countries. Typically, Buyers in these countries require extended payment terms in order to pay for the products they seek. For the very same reasons, Suppliers in other countries are unwilling, or in many cases unable, to offer the terms required by a Buyer. In these circumstances, the Company is often able to step into the transaction, buy the products with immediate payment to the Supplier and re-sell the products at a higher price to the Buyer, providing the Buyer access to necessary trade financing that will give it the much needed payment terms.

Due to the financial strength of the Company, the Company has been in a position to fill the void created by the dramatic increase in worldwide demand for all types of products, thereby allowing it to capture a larger share of the current market demand. However, management can not predict whether the extraordinary rise in revenues experienced by Actrade SA and Resources during fiscal 1999 and 2000 will continue. At present, while demand for the products the Company can provide is high and the Company has available trade financing, the Company enjoys a favorable position in the market. However, should other companies provide similar services in the international market, the Company could lose market share in the future.

During fiscal 2000 and 1999, no single customer represented 10% or more of the Company's total revenue.

ALLSTATE'S OPERATIONS

Allstate operated as a travel agency since 1987, having been duly licensed as a ticketing agent with IATA (International Airlines Travel Agents Network). After several years of extremely limited operations, during fiscal 2000, management elected to terminate the operations of Allstate. Consequently, during fiscal 2000, Allstate accounted for an insignificant percentage of the Company's total sales.


CREDIT LOSS EXPERIENCE

The Company closely monitors account delinquency and loss rates in measuring the potential for credit losses. An account is considered delinquent when a TAD fails to clear the bank on the due date. Under the Company's policy, when such notification is made to the Company by the clearing bank, the collection department investigates and tries to resolve the issues within five business days. Additional collection efforts are made on a case-by-case basis through the legal system until the account is collected or is determined uncollectible. Management of the Company attempts to control buyer delinquency through careful evaluation of each buyer's application and credit history at the time that the TAD transaction is entered. The Company maintains an allowance for doubtful accounts (credit losses) based upon the receivable balances. The allowance is based on the ongoing assessment of the probable estimated losses inherent in the receivable balances. See discussion in Item 7 and the Company's Consolidated Financial Statements.

COMPETITION

With respect to the E-TAD Program, the Company faces strong competition from many established financial institutions, including banks, insurance companies and receivables financing (factoring) companies. Many of these companies are larger and have greater financial resources. Further, the E-TAD Program is based upon the use of TADs that, although a long-established instrument in international trade, have been virtually unknown within the US domestic market. Consequently, management faces the additional burden of educating its target market as to the use of this financial technology solution and gaining adequate market acceptance and confidence in this concept to attract a sufficient number of participating companies in order to make this Program commercially viable. These factors will also impact upon the operations of Actrade Canada as it initiates its expansion program and moves into the Canadian marketplace. As of the date of this report, management is not aware of any other financial service program in the United States that utilizes trade acceptance drafts in a manner similar to the E-TAD Program.

With respect to the expansion of the E-TAD Program into the Canadian market, the Company will not enjoy the protection it is currently afforded in the United States by its process patent. Therefore, in Canada, as well as other foreign jurisdictions, it is likely that the Company will encounter competition from other companies, including various financial institutions, that do, or in the future may, offer the same or similar services, which directly compete with the E-TAD Program. It is impossible at this time for management to accurately predict the extent or impact of such competition.

With respect to its international merchandise trade division despite its past growth, the Company faces strong competition from many other companies (many of which are larger and have greater financial resources) in three primary areas. First, the Company competes with export management companies for representation of manufacturers. Secondly, it also competes with local (overseas) manufacturers of products similar to those offered by it. Virtually all products offered by the Company have competitive products manufactured by local companies overseas. Finally, the Company competes with manufacturers engaged in the direct export of their products around the world. All of these factors will have an impact upon the Company's international merchandise trade operations, revenues, profits and its ability to grow. However, management believes that as its ability to provide buyers the ability to secure expended payment terms increases, the Company will better be able to compete for business in this market and continue its historical growth in this area.

ITEM 2.  PROPERTIES


NEW YORK: The Company's principal corporate offices are located at 7 Penn Plaza, Suite 422, New York, NY 10001, where it occupies approximately 4,200 square feet of office space. This lease provides for monthly rentals of $9,519, commencing April 1, 2000 through December 31, 2006 with annual increases of 3%.

NEW JERSEY: As of April 1, 1999, the Company leased 12,970 square feet of office space in Somerset, New Jersey. These new offices serve as the principal executive offices for Capital and Funding. This lease expires March 2004 and provides for monthly rental payments of $20,806. Upon expiration, the Company has an option to renew for an additional three years. In addition, on March 1, 2000, the Company leased an additional 5,000 square feet of office space adjacent to its principal space. This lease expires March 2004 and provides for monthly rental payments of $9,080. Upon expiration, the Company has an option to renew for an additional three years.

FLORIDA: As of January 7, 2000, the Company moved its regional sales office to 1515 North Federal Highway, Boca Raton, Florida where it occupies approximately 1,712 square feet of office space at a monthly lease payment of $2,354. This is a five-year lease with an unaffiliated third party that expires in January 2005.

CALIFORNIA: As of January 2000, the Company closed its California office. This lease had been a month-to-month tenancy.

BAHAMAS: As of January 2000, Actrade SA and Resources entered into a one year lease for a business office and related facilities in Nassau, The Bahamas. This office is leased from a consultant to the Company who provides basic administrative and clerical services. The rental for this office, including services, is $3,000 per month.

CANADA: On July 1, 2000, Actrade Canada signed a lease for 2,168 square feet of office space in Markam, Ontario for three years commencing August 1, 2000 through July 31, 2003 at a monthly cost of CN$2,003. Actrade Canada has sublet its prior office space in Toronto, Canada, which had a lease term expiring at the end of October 2001 and a monthly rental of CN$2,438 for CN$3,600; yielding a net reduction of lease cost of CN$1,162 per month.

WEBSITE: The Company launched its website approximately four years ago at www.Actrade.com. On August 21, 2000, the site was expanded to launch E-TAD and provide for buyers and sellers to sign-up to use E-TAD in doing
"business-to-business (B2B)" TAD transactions via the web. This B2B business includes the generation of TADs, review order status, check their accounts, etc.


ITEM 3.  LEGAL PROCEEDINGS

a. During fiscal 2000, a participant in Capital's TAD Program defaulted under its obligations in the principal amount of approximately $4,000,000. This obligation was secured by both the personal guarantees of its principal and by a surety bond. After numerous attempts to resolve the dispute, the matter resulted in litigation being instituted by the participant against Capital to preclude Capital from its efforts to secure payment under the surety bond. This suit, initially filed in the Superior Court of the State of Georgia, was removed and is presently pending in the United States District Court for the Northern District of Georgia. The surety company was originally joined as a defendant in this suit. However, upon motion by Capital, the surety company was realigned by the Court as a plaintiff in the action and removal of the suit to the Federal District Court was affirmed. The complaint alleges claims of breach of contract and misrepresentation against Capital. Capital has filed counterclaims against the plaintiffs for breach of contract seeking repayment of TADs that are in default and filed claims against the surety company for breach of contract resulting from their failure to pay under the express terms of the bond. At the present time, the discovery phase of the litigation has begun under a favorable ruling from the Court limiting the discovery period to six months. Based upon the facts of the matter and upon the opinion of its litigation counsel, Capital believes that the plaintiff's claims are spurious in nature, that it has valid defenses to the claims against it and that it will ultimately prevail in the suit and obtain payment from plaintiff or, in the alternative, from the surety company pursuant to the terms of the surety bond. Management does not anticipate any adverse financial consequences as a result of this suit.

b. In another unrelated matter, a California company defaulted under its obligations to Capital in the principal amount of approximately $1,300,000. The total defaulted TADs were in the original principal amount of approximately $6,300,000 and were fully insured by two surety bonds issued in favor of Capital. After the default, Capital filed claims with both surety companies. One surety company paid $5,000,000 to Capital as required by its surety bond. The second surety, which is the same surety company that issued the bond referred to under paragraph (a) above, refused payment in breach of its obligations under its bond. That surety company, as plaintiff, filed a complaint in the Superior Court of California, County of Los Angeles, Central District, against the principals of the defaulting party to force those persons to post certain collateral they had promised to deliver in connection with the surety agreeing to issue the surety bond. This complaint was amended by the surety company to include Capital, among several other parties, as a defendant in that action. The plaintiff brought claims against Capital seeking to avoid its obligation to Capital on a number of surety bonds, which secured underlying transactions between Capital and certain of its program participants. In essence, plaintiff has alleged breach of contract and fraud against Capital. Discovery has begun in this action. Capital believes that the surety's claims of fraud are totally without merit and intended solely to avoid its obligations under its surety bonds and Capital intends to file a motion to dismiss these claims. Based upon the facts of the matter and upon the opinion of its litigation counsel, Capital believes that the plaintiff's claims are spurious in nature, that it has valid defenses to the claims against it and that it will ultimately prevail in the suit and obtain payment from plaintiff or, in the alternative, pursuant to the terms of the surety bond. Management does not anticipate any adverse financial consequences as a result of this suit.

c. Capital is involved in several other routine suits primarily relating to the collection of defaulted TADs. However, none of these other suits, individually or in the aggregate, represents amounts that, in management's opinion, are material or which could have a material adverse impact upon either the business or financial condition of either Capital or the Company.

In all of the pending suits, neither the Company nor any of its other subsidiaries, except Capital, are parties.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual meeting of the shareholders of the Company was held on April 4, 2000 at which meeting the shareholders voted upon the election of the current Board of Directors.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The principal market on which the Company's securities are traded is the over-the-counter market. Since November 1996 the Company's securities have been trading on the NASDAQ National Market System under the symbol "ACRT". The following table sets forth for the periods indicated high and low bid quotations for the Company's Common Stock which were listed for the Company's Common Stock as reported by NASDAQ in the Monthly Statistical Reports.

                       PERIOD                    HIGH         LOW
-----------------------------------------------------------------------
Quarter ended September 30, 1997                 $12.125     $11.25
Quarter ended December 31, 1997                  $30.00      $14.125


Quarter ended March  31, 1998                    $17.625     $11.8125
Quarter ended June 30, 1998                      $16.688     $12.25
Quarter ended September 30, 1998                 $15.750     $10.00
Quarter ended December 31, 1998                  $16.875     $10.75
Quarter ended March  31, 1999                    $14.500     $12.375
Quarter ended June 30, 1999                      $14.625     $10.938
Quarter ended September 30, 1999                 $14.938     $12.00
Quarter ended December 31, 1999                  $24.00      $13.00
Quarter ended March 31, 2000                     $20.813     $12.50
Quarter ended June 30, 2000                      $25.25      $11.50

On September 25, 2000, the reported closing price for the Company's Common Stock was $28.00 per Share; there were 292 record holders (representing approximately 5,777 beneficial holders) of the Company's Shares; and there were eleven (11) market makers for the Company's securities.

The Company has not paid any cash dividends and there are presently no plans to pay any such dividends in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements, and other factors. There are no contractual restrictions on the Company's present or future ability to pay dividends. Further, there are no restrictions in any of the Company's subsidiaries that would, in the future, adversely affect the Company's ability to pay dividends to its shareholders.

ITEM 6. SELECTED FINANCIAL DATA:

Summary Balance Sheet Data:                                Year Ended June 30 (in thousands)
                                         -----------------------------------------------------------------
                                            2000           1999           1998          1997          1996
                                            ----           ----           ----          ----          ----
Total Assets                               $75,916        $44,451        $26,123       $19,364       $ 8,089

Total Current Assets                        73,671         43,191         25,722        19,108         7,970

Total Current Liabilities                   35,438         15,942          3,530         3,127         3,199

Stockholders' Equity                        40,478         28,509         22,593        16,192         4,890

Retained Earnings                           25,640         14,336          8,102         3,686         1,782

Summary Earnings Data:                              Year Ended June 30 (in thousands, except per share)
                                           ---------------------------------------------------------------------
                                             2000         1999 (*)       1998 (*)      1997 (*)      1996 (*)
                                             ----         --------       --------      --------      --------
TAD Revenue                                $ 16,872       $  7,941       $  3,300      $  1,366      $    526
International Merchandise Trade Revenue      14,775          8,431          4,840         2,672         1,441
                                           --------       --------       --------      --------      --------
Total Revenue                              $ 31,647       $ 16,372       $  8,140      $  4,038      $  1,967
                                           --------       --------       --------      --------      --------
General & Administrative Expenses             8,693          6,483          3,421         2,059         1,194

Bad Debt Expense                              6,074          1,601             64            16             0

Interest Expense, net                         5,375          1,717           (154)           16            52

Other Income (Expense), net                      (2)          (180)            31            66            58
                                           --------       --------      --------       --------      --------

Income Before Taxes                          11,503          6,391          4,840         2,013           779

Income Taxes                                    199            157            423           109            21
                                           --------       --------       --------      --------      --------

Net Income                                 $ 11,304       $  6,234       $  4,417      $  1,904      $    758
                                           ========       ========       ========      ========      ========
Net Income per Common Share, basic         $   1.30       $   0.73       $   0.55      $   0.29      $   0.14

Net Income per Common Share, diluted       $   1.23       $   0.71       $   0.50      $   0.25      $   0.14


-------------------------------------------------------------------------------
The Company's fiscal year ends June 30 of each year.

(*) "The prior period presentation of revenue has been changed to conform to the current period presentation. See Note 1 to the Consolidated Financial Statements in Item 8"

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL STATEMENT

           FACTORS THAT MAY AFFECT FUTURE RESULTS.

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects," "believes," "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to, the following:

         o     Changes in the Company's currently available credit facilities;

         o The inability of the Company to extend or secure additional credit facilities to fund the anticipated expansion of sales under its TAD Program;

         o Unexpected economic changes both in the United States and overseas; and

         o The imposition of new restrictions or regulations affecting either the Company's international merchandise trade activities or its TAD Program, either in the US or in Canada.

To the extent possible, the following discussion will highlight the relative needs of the Company with respect to both its international merchandise trade activities and in connection with the ongoing expansion of its TAD Program.

           CHANGES IN INCOME STATEMENT INFORMATION.

Beginning with this Report, the Company has adopted Securities and Exchange Commission STAFF ACCOUNTING BULLETIN NO. 101 ("SAB101") - REVENUE RECOGNITION IN FINANCIAL STATEMENTS. In essence, the adoption of SAB101 changes the presentation of revenue information on the Consolidated Statements of Income of the Company.

The Company's revenues are generated from two major business segments: the TAD Program and international merchandise trade. The TAD Program is operated by Capital in the United States and its wholly owned subsidiary, Actrade Canada, in Canada (collectively referred to herein as Capital). The Company's international merchandise trade operations are conducted by International (which is engaged in the re-sale of American made products to foreign buyers) and Actrade SA, including its wholly owned subsidiary Resources (which engage in the sale of non-US products to foreign buyers).

Beginning with this Report, in conformity with the requirements of SAB101, the Company's Consolidated Statements of Income simply reflect "Revenues". In the case of Capital, "Revenues" represents the net of total TAD originations (i.e. the face amount of the TADs purchased by Capital) less the cost of purchasing those TADs.


Similarly, beginning with this Report, the Company has also changed the presentation of

"Revenues" from its International Merchandise Trade activities from reflecting sales and cost of sales to a net basis. This change provides uniformity of presentation among the Company's two major revenue sectors. Further, the reader is referred to THE "FINANCIAL STATEMENTS - NOTE 1, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NOTE 8, SEGMENT INFORMATION" for further information regarding industry segments, revenue by geographical region, and other relevant information.

On a combined basis the term "Revenues" in this Report is the equivalent of the amount previously reported as "Gross Profit". All prior period amounts and discussions have been changed to reflect the new presentation of revenues.

The adoption of SAB 101 did not have any impact on the net income of the Company.

I. RESULTS OF OPERATIONS - FISCAL 2000 COMPARED TO FISCAL 1999

CONSOLIDATED REVENUE

In fiscal 2000, the Company had combined revenue of $31,647,000, as compared to $16,372,000 for fiscal 1999, representing an increase of slightly over 93%. The increase in revenue during fiscal 2000 was due to the expansion of the Company's operations through (i) significantly increased revenues by Capital through the TAD Program and (ii) the increased international merchandise trade activities by Actrade SA and Resources. With respect to its international merchandise trade activities, this increase was the result of increased product sales by both Actrade SA and Resources, rather than from price increases for the products sold.

TAD PROGRAM REVENUE

Revenues from the TAD Program totaled $16,872,000 for fiscal 2000 (earned on total TAD originations of $300,915,000), as compared to $7,941,000 in fiscal 1999 (earned on total TAD originations of $129,790,000), an increase in revenues of 112% (representing an increase in TAD originations of slightly less than 131% over fiscal 1999). The significant increase in both total originations and revenue from the TAD Program is due to a substantially increased number of TAD transactions that were a direct benefit of the accelerated marketing and expansion program during fiscal 2000.

INTERNATIONAL MERCHANDISE TRADE REVENUE

Also included in total revenue were revenues from international merchandise trade of $14,775,000 in fiscal 2000 (as compared to $8,431,000 in fiscal 1999). For fiscal 2000, revenue by Actrade SA, including its wholly owned subsidiary Resources, totaled $14,630,000, as compared to $7,766,000 for fiscal 1999. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During fiscal 2000, the Company's principal overseas markets continued to be (i) South America
(ii) Europe, (iii) the Pacific Rim and (iv) Middle East. During fiscal 2000, the Company showed increased revenues in all of its primary markets.

See "FINANCIAL STATEMENTS - NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - REVENUE RECOGNITION " AND " - NOTE 8, SEGMENT INFORMATION" for additional information.

CONSOLIDATED EXPENSES

General and administrative expenses were $8,693,000 in fiscal 2000 as compared to $6,483,000 for fiscal 1999, an increase of 34%. Essentially the entire increase in general and administrative expenses in fiscal 2000 and fiscal 1999 is attributable to the expansion of operations of Capital and costs related to the continued development of the E-TAD Program. The most significant of these increases included:

         1. salaries, payroll and commissions in fiscal 2000 totaled $4,347,000 as compared to $3,283,000 in fiscal 1999;

         2. office rent in fiscal 2000 totaled $561,000, as compared to $345,000 in fiscal 1999;

         3. consulting costs and professional fees in fiscal 2000 totaled $1,559,000, as compared to $486,000 for fiscal 1999 (most of which were specifically in connection with development of the E-TAD Program); and

         4. depreciation and amortization of $490,000 in fiscal 2000 as compared to $139,000 in fiscal 1999.

All of these increased costs are directly attributable to the TAD Program expansion that took place in fiscal 2000 and 1999, including the new corporate headquarters for Capital in Somerset New Jersey and the expansion of Capital sales force and back-office personnel required by the substantial increase in TAD transactions. With respect to fiscal 2001, management projects the costs related to the TAD Program operations will continue to escalate, particularly as it accelerates its marketing efforts for the TAD Program and begins implementation of its E-Commerce program. However, management expects to see significantly increased revenue as the benefits of the fiscal 1999 and 2000 expenditures continue to mature into new TAD business.

BAD DEBT, INTEREST EXPENSE AND NET INCOME

In fiscal 2000, the Company incurred bad debt expense in the amount of $6,074,000 as compared to $1,601,000 in fiscal 1999. There were two principal reasons for the substantial increase in this expense item. First, a write-off was made of a number of outstanding TADs receivable that, in management's opinion, were unlikely to be collected in the future. For the most part, these accounts represented balances due from companies with whom the Company no longer does business or that filed for bankruptcy or similar legal protection from their creditors during the fiscal year. The second factor contributing to this substantial increase is related to the rapid expansion of the TAD Program (both in terms of the number and size of individual transactions) and the diversity of industries into which the TAD Program has expanded. Based upon this significant growth, with a corresponding increase in trade acceptance drafts receivable ($44,717,000 at June 30, 2000 as compared to $25,180,000 at June 30, 1999), management decided that the prudent course was to make a corresponding increase in the allowance for doubtful accounts ($3,044,000 at June 30, 2000 as compared to $1,560,000 at June 30, 1999), which is also reflected in the "bad debt expense" item on the Company's Consolidated Statements of Income. See discussion of "Bad Debt and Allowance for Doubtful Accounts" in the Consolidated Footnotes to the Financial Statements.

In fiscal 2000, the Company incurred interest expenses of $5,437,000, as compared to $1,777,000 in fiscal 1999. This increase is due to the growth in operations of the TAD Program as well as Actrade SA and Resources. Further, this increase results in part from the costs associated with the new credit facilities secured by Capital during fiscal 2000. Although management believes that its current facilities are adequate for the foreseeable future, the Company continues to explore expansion of its existing facilities with its current financial institutions and the feasibility of adding additional credit facilities with other financial institutions during fiscal 2001. Management expects that this expense item will continue to escalate as TAD Program operations continue to grow.

During fiscal 1999, Capital entered into an asset-backed securitization program of up to $25,000,000 with a financial institution providing for the transfer and sale of TADs by Capital to Funding, a wholly owned special purpose vehicle, formed expressly for that purpose. The use of this facility continued throughout fiscal 2000. For further information relating to Funding see "FINANCIAL STATEMENTS - NOTES 1 AND 11."

After interest income, other expenses and provision for income taxes of $62,000, $2,000 and $199 respectively (compared to $60,000, $180,000 and $157,000 respectively in fiscal 1999), the Company reported net income of $11,304,000, or $1.30 per share ($1.23 per share, fully diluted) for fiscal 2000, as compared to $6,234,000, or $0.73 per share ($0.71 per share, fully diluted), for fiscal 1999. This represented an increase in earnings per share for fiscal 2000 of 73%, based on fully diluted shares.

During fiscal 2000 the Company's net income expressed as a percentage of revenue was approximately 36%, as compared to approximately 38% in fiscal 1999. Again, this slight decrease was principally due to the costs of the Company's continued expansion of the TAD Program during fiscal 2000. Management believes that this will adjust as increased revenues are realized in the future.

TAD PROGRAM NET INCOME

The substantial increase in revenue generated by Capital through the TAD Program saw net income for fiscal 2000 increase to $999,000 (representing net income of $1,289,000 for Capital and a net loss of $290,000 for Canada), compared to net income of $36,000 for fiscal 1999. Management believes this upward trend will continue in fiscal 2001 as Capital further realizes the benefits from the expenditures incurred during fiscal 2000 and 1999.

INTERNATIONAL MERCHANDISE TRADE NET INCOME

Net income from the Company's international merchandise trade operations totaled $10,305,000 as compared to $6,198,000 for fiscal 1999, an increase of just over 66%. Management believes that its international merchandise trade operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue at the pace set in fiscal 2000.


FISCAL 1999 COMPARED TO FISCAL 1998

CONSOLIDATED REVENUE

For the period ended June 30, 1999, the Company had consolidated revenue of $16,372,000, as compared to $8,140,000 for fiscal 1998, representing an increase of slightly more than 101%.

The increase in revenue during fiscal 1999 was due to the expansion of the Company's operations through (i) significantly increased revenue by Capital through the TAD Program and (ii) the increased international merchandise trade activities by Actrade SA. With respect to its international merchandise trade activities, this increase was the result of increased product sales by Actrade SA, rather than from price increases for the products sold.

TAD PROGRAM REVENUE

Revenues from the TAD Program totaled $7,941,000 for fiscal 1999 (earned on total TAD originations of $129,790,000), as compared to $3,300,000 in fiscal 1998 (earned on total TAD originations of $55,541,000), an increase in revenues of 141% (representing an increase in TAD originations of 134% over fiscal 1998). The significant increase in both total originations and revenue from the TAD Program is due to a substantially increased number of TAD transactions that were a direct benefit of the accelerated marketing and expansion program during fiscal 1999.

INTERNATIONAL MERCHANDISE TRADE FINANCING REVENUE

Revenue from international merchandise trade was $8,431,000 in fiscal 1999 as compared to $4,840,000 in fiscal 1998. During fiscal 1999, revenue by Actrade SA, including its wholly owned subsidiary Resources totaled $7,766,000, as compared to $3,936,000 for fiscal 1998, with the balance representing revenue by International. During fiscal 1999, the Company's principal overseas markets were
(i) South America (ii) Europe, (iii) the Pacific Rim and (iv) the Middle East, with the Company showing increased sales in all of those markets.

CONSOLIDATED EXPENSES/NET INCOME

General and administrative expenses in fiscal 1999 were $6,483,000 as compared to $3,420,000 in fiscal 1998, an increase of slightly over 89%. Virtually all of the increase in these expenses was directly attributable to the expansion of Capital and the TAD Program.

During fiscal 1999, the Company recorded bad debt expense in the amount of $1,601,000, as compared to $64,000 for fiscal 1998. This increased reserve was due to the growth experienced in the TAD Program during fiscal 1999.

The Company reported income from operations of $6,391,000 in fiscal 1999, as compared to $4,840,000 for fiscal 1998, an increase of 32%.

After interest income and expense, other expense and provision for income taxes of $60,000, $1,777,000, $180,000 and $157,000, respectively (as compared to
$174,000, $20,000, $31,000 and $423,000 for fiscal 1998) the Company reported net income of $6,234,000, or approximately $0.73 per share ($0.71 per share, fully diluted) for fiscal 1999 as compared to $4,417,000, or $0.55 per share ($0.50 per share, fully diluted), in fiscal 1998. This represented an increase in net income for fiscal 1999 of 42%, fully diluted.

Net income, before provision for income taxes, for fiscal 1999 from the TAD Program was $145,000 as compared to $778,000 for fiscal 1998, a decrease of slightly more than 81%. Net income before provision for income taxes from international merchandise trade operations for fiscal 1999 increased to $6,246,000 from $4,062,000 in fiscal 1998, an increase of approximately 54%.

II.  DISCUSSION OF FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had working capital of approximately $38,233,000, as compared to $27,249,000 at June 30, 1999. On a consolidated basis, at June 30, 2000, the Company had cash and cash equivalents of $9,424,000, as compared to $5,199,000 at June 30, 1999. The increase of approximately $4,225,000 in cash and cash equivalents resulted from normal variations in the utilization of cash by Capital in its operations, and not due to any trend which is expected to have a continuing effect upon operations in the future.

Accounts receivable and TADs receivable (net of deferred income and allowance for doubtful accounts) increased $25,325,000 at June 30, 2000, as compared to June 30, 1999. The substantial increase in TADs receivable was due to the ongoing expansion of the TAD Program by Capital and Actrade Canada. At June 30, 2000, Capital had approximately $37,000,000 in Surety Bonds guaranteeing payments of TADs it had purchased, in addition to $12,500,000 in credit insurance.

Total current liabilities at June 30, 2000 increased $19,496,000 compared to fiscal 1999. The substantial increase in current liabilities over the prior fiscal year is primarily due to the addition of short-term borrowings, representing financing utilized by Capital for its TAD purchases owed under its various credit facilities.

At June 30, 2000, the Company had total accounts payable of $373,000, as compared to $683,000 at June 30, 1999. The decrease in accounts payable is due principally to the normal fluctuations in the status of trade transactions by Actrade SA and Resources and not to any trend expected to have an ongoing impact upon the Company.

In recent years, the Company has experienced growth in its accounts receivable due to the nature of the revenue made by its International Merchandise Trade division. Revenue generated by international merchandise trade activities principally involves larger, higher priced products. Consequently, the average invoice amount, as well as the average per item cost, is relatively high, resulting in higher cost of goods sold as well as higher accounts receivable and payable. Similarly, the revenue generated by Actrade SA are from the sale of less expensive foreign made products where the typical gross margins are much lower than for similar American products. These factors continued to be true throughout fiscal 2000 and are expected to continue for the foreseeable future.

At June 30, 2000, the Company's total stockholders' equity increased to $40,478,000 as compared to $28,509,000 at June 30, 1999. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.

During the fiscal year ending June 30, 2001, the Company projects no significant additional capital expenditures in connection with any of the Company's international merchandise trade operations. Management plans to utilize current cash on hand in connection with its international merchandise trading operations principally for (i) general working capital reserves to meet any extraordinary or unexpected expenses; (ii) and to finance, if required, the Company's trading operations.

However, in connection with the TAD Program, management expects that it will have significant additional capital expenditures relating to the ongoing expansion of financing revenue and marketing operations by Capital and Actrade Canada, including implementation of its E-Commerce initiative. Further, with respect to the TAD Program, in order to sustain a future growth rate comparable to that experienced in the past few years, management will need to continue to expand its credit facilities and other means for financing its purchase of TADs in pace with the overall growth of the TAD Program.

On June 15, 2000, the Company announced an increase in one of its credit facilities from $15,000,000 to $20,000,000. This increase brought the Company's credit facilities through which Capital, Funding and Actrade Canada could finance the purchase of TAD in their TAD Program to approximately $88,500,000;
(1) a $25,000,000 securitization funding facility; (2) an additional $60,000,000 in credit facilities with two financial institutions in the United States; and
(3) approximately $3,500,000 (CN$5,000,000) in a Canadian credit facility.

Capital currently has approximately $37,000,000 in Surety Bonds available to cure payment of TADs it has purchased.

Management expects that the TAD Program will continue to grow, in which case it will require additional credit facilities to sustain the projected growth in TAD purchases. Although discussions are ongoing with several other financial institutions to add additional credit facilities to fund the future expansion of the TAD Program, no assurance can be given that such discussions will result in the completion of any new financing facilities for Capital. However, based upon its experience with its present banks, as well as discussions with other financial institutions, management believes that it will be able to secure adequate financing means to sustain the growth of the TAD Program in the foreseeable future.

Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future.

III. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of The Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 is effective for the Company as of July 1, 2000. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position or results of operations of the Company.

IV.  INFLATION

During the past few years inflation in the United States has been relatively stable which has had a beneficial effect upon the Company's operations in that the products it offers have been competitively priced in relation to comparable foreign made products. In management's opinion, this is expected to continue for the foreseeable future. However, should the American economy again experience double digit inflation rates, as was the case in the past, the impact upon prices for American goods could adversely affect the Company's ability to effectively compete in its overseas markets.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        Not Applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements:                                Reference:
-------------------------------------------------                              ----------
Independent Auditors' Report                                                   F-1 - F1A

Consolidated Balance Sheets                                                    F-2

Consolidated Statements of Income                                              F-3

Consolidated Statements of Stockholders' Equity                                F-4

Consolidated Statements of Cash Flows                                          F-5

Notes to Consolidated Financial Statements                                     F-6 - F-16

Financial Statement Schedule -
   Schedule II - Valuation and Qualifying Accounts                             F-17


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  Actrade Financial Technologies Ltd. (formerly Actrade International, Ltd.) Somerset, New Jersey

We have audited the accompanying consolidated balance sheets of Actrade Financial Technologies Ltd. (formerly Actrade International, Ltd.) and subsidiaries (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
New York, New York
September 25, 2000

INDEPENDENT AUDITORS' REPORT


Board of Directors
Actrade Financial Technologies Ltd.
   (formerly Actrade International, Ltd.) and Subsidiaries
New York, New York


We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Actrade Financial Technologies Ltd. (formerly Actrade International, Ltd.) and Subsidiaries (the "Company") for the year ended June 30, 1998. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. We did not audit the financial statements of Actrade Resources Inc. (Formerly Actrade Forfaiting Incorporated), which statements reflect total revenue of $202,618 for the year ended June 30, 1998. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Actrade Resources Inc., is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audit and the report of other auditors, such financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly in all material respects the information set forth therein.



ZELLER WEISS & KAHN, LLP
Mountainside, New Jersey
August 14, 1998

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
 (Formerly Actrade International, Ltd.)

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999
------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts


                                                                                         2000         1999
 ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                                         $9,424       $5,199
      Accounts receivable - trade                                                       18,202       12,414
      Trade acceptance drafts receivable and investment in and due from qualifying special purpose entity (net of deferred income
        and allowance for doubtful accounts of $1,311 and $3,044 at
        June 30, 2000 and $1,276 and $1,560 at June 30, 1999)                           44,717       25,180
      Deferred income taxes                                                                905          217
      Other current assets                                                                 423          181
                                                                                       -------      -------
          Total Current Assets                                                          73,671       43,191

    PROPERTY AND EQUIPMENT, NET                                                          1,844          954

    OTHER ASSETS                                                                           401          306
                                                                                       -------      -------
 TOTAL ASSETS                                                                          $75,916      $44,451
                                                                                       =======      =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Short-term borrowings                                                            $32,707      $14,262
      Accounts payable                                                                     373          683
      Accrued expenses                                                                   1,557          997
      Income taxes payable                                                                 801            0
                                                                                       -------      -------
          Total Current Liabilities                                                     35,438       15,942
                                                                                       -------      -------
   COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
   Common stock, $0.0001 par value; authorized 100,000,000 shares, issued and outstanding 8,983,695 shares at June 30, 2000 and
        8,528,051 shares at
        June 30, 1999                                                                        1            1
      Additional paid-in capital                                                        21,505       14,614
      Retained earnings                                                                 25,640       14,336
      Accumulated other comprehensive (loss) income                                         (9)          10
      Treasury stock at cost; 349,170 shares at June 30, 2000 and
         31,500 shares at June 30, 1999                                                 (6,659)        (452)
                                                                                       -------      -------
           Total Stockholders' Equity                                                   40,478       28,509
                                                                                       -------      -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $75,916      $44,451
                                                                                       =======      =======


 See notes to consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
(Formerly Actrade International, Ltd.)

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
-------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts

                                                         2000               1999                1998
Revenue:
          Trade Acceptance Drafts                   $    16,872       $     7,941         $     3,300
           International Merchandise Trade               14,775             8,431               4,840
                                                    -----------       -----------         -----------
Total  Revenue                                           31,647            16,372               8,140
                                                    -----------       -----------         -----------

Operating Expenses:
          General and administrative                     (8,693)           (6,483)             (3,420)
           Bad debt                                      (6,074)           (1,601)                (64)
           Interest, net                                 (5,375)           (1,717)                153
          Other, net                                         (2)             (180)                 31
                                                    -----------       -----------         -----------
Total Operating Expenses                                (20,144)           (9,981)             (3,300)
                                                    -----------       -----------         -----------

Income before Provision for Income Taxes                 11,503             6,391               4,840

Provision for Income Taxes                                 (199)             (157)               (423)
                                                    -----------       -----------         -----------

Net Income                                          $    11,304       $     6,234         $     4,417
                                                    ===========       ===========         ===========

Net Income per Common Share:

Basic                                                     $1.30             $0.73               $0.55
Diluted                                                   $1.23             $0.71               $0.50

Weighted Average Number of Shares Outstanding:

Basic                                                 8,708,380         8,527,851           8,079,996
Diluted                                               9,211,874         8,810,267           8,903,726

See notes to consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
(Formerly Actrade International, Ltd.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------
               Dollars in thousands except per share amounts


                                          Common Stock
                                          ------------
                                                                  Additional                  Accumulated Other
                                      Number of                     Paid-in       Retained     Comprehensive        Treasury
                                        Shares        Amount        Capital        Earnings     (Loss) Income         Stock
Balance, June 30, 1997                 7,470,681 |         $1       $12,505        $3,685            $0                $0
                                       --------- |         --       -------        ------            --                --
Comprehensive Income, Net of  Tax:               |
Net Income                                       |                                  4,417
                                                 |
Issuance of Common Stock upon                    |
 Exercise of Options                   1,070,370 |                    1,984
                                       --------- |  ---------     ---------     ---------     ---------         ---------
                                                 |
Balance, June 30, 1998                 8,541,051 |          1        14,489         8,102             0                 0
                                       --------- |         --       -------        ------            --                --
                                                 |
Comprehensive Income, Net of  Tax:               |
Net Income                                 6,234 |                                 $6,234
 Foreign Currency                                |
    Translation Adjustments                      |                                                   10
 Total Comprehensive Income                      |
                                                 |
Other                                            |                       64
Issuance of Common Stock upon                    |
 Exercise of Options                      18,500 |                       61
                                                 |
Purchase of Treasury Stock               (31,500)|                     (452)                                         (452)
                                         ------- |                                                                   ----
                                                 |
Balance, June 30, 1999                 8,528,051 |         $1       $14,614       $14,336           $10             ($452)
                                       --------- |         --       -------       -------           ---             -----
                                                 |
Comprehensive Income, Net of  Tax:               |
Net Income                                       |                                 11,304
 Foreign Currency                                |
    Translation Adjustments                      |                                                  (19)
 Total Comprehensive Income                      |
                                                 |
Issuance of Common Stock upon                    |
 Exercise of Options                     773,314 |                    6,676
                                                 |
Purchase of Treasury Stock              (317,670)|                                                                 (6,207)
Warrants issued for Compensation                 |                      215
                                       --------- |  ---------     ---------     ---------     ---------         ---------
Balance, June 30, 2000                 8,983,695 |         $1       $21,505       $25,640           ($9)          ($6,659)
                                       ========= |         ==       =======       =======           ===           =======




                                         Total         Other
                                      Stockholders' Comprehensive
                                         Equity         Income

Balance, June 30, 1997                   $16,191
                                         -------

Comprehensive Income, Net of  Tax:
Net Income                                 4,417       $4,417
                                                       ======
Issuance of Common Stock upon
 Exercise of Options                       1,984
                                         -------

Balance, June 30, 1998                    22,592
                                         -------

Comprehensive Income, Net of  Tax:         6,234       6,234
Net Income
 Foreign Currency
    Translation Adjustments                   10           10
                                                          ---
 Total Comprehensive Income                            $6,244
                                                       ======

Other                                         64
Issuance of Common Stock upon
 Exercise of Options                          61

Purchase of Treasury Stock                  (452)
                                            ----

Balance, June 30, 1999                   $28,509
                                         -------

Comprehensive Income, Net of  Tax:
Net Income                                11,304      $11,304
 Foreign Currency
    Translation Adjustments                  (19)         (19)
                                                          ---
 Total Comprehensive Income                           $11,285
                                                      =======

Issuance of Common Stock upon
 Exercise of Options                       6,676

Purchase of Treasury Stock                (6,207)
Warrants issued for Compensation             215
                                             ---
Balance, June 30, 2000                   $40,478
                                         =======

See notes to consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
(Formerly Actrade International, Ltd.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts


                                                                          2000            1999            1998
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $11,304         $ 6,234         $ 4,417
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                            490             139              80
       Loss on disposition of property and equipment                              2             180               0
       Bad debt expense                                                       6,074           1,601              64
       Deferred income                                                           35           1,262              14
       Income from qualifying special purpose entity                           (845)           (505)              0
       Deferred income taxes                                                   (688)           (211)            (12)
       Compensation expense - amortization of warrants issued                   215              64               0
  Changes in operating assets and liabilities:
       Accounts receivable - trade and
        trade acceptance drafts receivable and investment in and
         due from qualifying special purpose entity                         (30,589)        (27,676)           (596)
      Other assets                                                             (356)           (392)            (62)
      Accounts payable                                                         (310)         (2,513)          1,167
      Accrued expenses                                                          560             948              (8)
      Income taxes payable                                                      801            (285)            218
                                                                            --------        --------        --------
 Net cash (used in) provided by operating activities                        (13,307)        (21,154)          5,282
                                                                            --------        --------        --------
 CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                     (1,382)           (898)           (217)
                                                                            --------        --------        --------
 Net cash used in investing activities                                       (1,382)           (898)           (217)
                                                                            --------        --------        --------
 CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                  6,676              61           1,984
      Purchase of treasury stock                                             (6,207)           (453)              0
      Change in short-term borrowings                                        18,445          14,261          (1,019)
                                                                            --------        --------        --------
 Net cash provided by financing activities                                   18,914          13,869             965
                                                                            --------        --------        --------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         4,225          (8,183)          6,030

 CASH, BEGINNING OF YEAR                                                      5,199          13,382           7,352
                                                                            --------        --------        --------
 CASH, END OF YEAR                                                          $ 9,424         $ 5,199         $13,382
                                                                            ========        ========        ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Interest paid during the year                                         $ 1,883         $ 1,481         $    24
                                                                            ========        ========        ========
      Income taxes paid during the year                                     $   579         $   561         $   205
                                                                            ========        ========        ========


 See notes to consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
(Formerly Actrade International, Ltd.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
--------------------------------------------------
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS - Actrade Financial Technologies Ltd. (the "Company"), formerly Actrade International, Ltd., is a publicly traded holding company. Its business operations are conducted through several wholly-owned subsidiaries. The Company's business operations are divided into two principal segments: (1) the Trade Acceptance Draft ("TAD" or "TADs") program which is operated by Actrade Capital, Inc. ("Capital") in the United States and Actrade Capital Canada Inc. ("Actrade Canada") in Canada and (2) international merchandise trade activities conducted by Actrade International Corp. ("International"), Actrade South American LTD. ("Actrade SA") and Actrade Resources Inc. ("Resources"). Capital is the developer of the TAD program, which enables Capital to purchase TADs from various suppliers at a discount from their face value. International, Actrade SA and Resources are engaged in international merchandise trading through the direct purchase and re-sale of products from various foreign suppliers. Other wholly-owned subsidiaries with limited operations include Allstate Travel Corp. and Actrade Funding Corp. ("Funding"). As of June 30, 2000, Allstate Travel Corp. ceased operations.

      CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

      REVENUE RECOGNITION - Revenue from international merchandise trade activities are recognized when title passes to the customer. Income from TAD transactions are deferred and recorded as income over the term of the TAD or earlier if the TAD is sold.

      During the fourth quarter of the year ended June 30, 2000, the Company has adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101") - Revenue Recognition in Financial Statements. SAB 101 was issued to provide guidance in applying generally accepted accounting principles to the large number of revenue recognition issues that registrants encounter. Accordingly, the Company changed the income statement presentation of Revenue - International Merchandise Trade from reflecting sales and cost of sales to a net basis. In addition, the Company will no longer disclose, in the consolidated statements of income, Gross Sales - Trade Acceptance Drafts and Gross Sales - International Merchandise Trade. The prior period presentation has been changed to conform to the current period presentation. The adoption of SAB 101 did not have any impact on the net income of the Company.

      BAD DEBT AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance for doubtful accounts is maintained at a level sufficient to provide for estimated credit losses based on evaluating known and inherent risks in the receivables portfolio. The Company provides, through charges to income, an allowance for doubtful accounts which, based upon management's evaluation of numerous factors, including economic conditions, a predictive analysis of the outcome of the current portfolio and prior credit loss experience, is deemed adequate to cover reasonably expected losses inherent in outstanding receivables.

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

      SOFTWARE DEVELOPMENT COSTS - Certain computer software project costs incurred during the application development stage have been capitalized and are being amortized on a straight-line basis over a period of three years in accordance with the American Institute of Certified Public Accounts' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such costs include external direct costs of materials and services consumed in developing internal-use software directly associated with internal-use software projects and are included in Property and equipment on the consolidated balance sheets.

      LONG-LIVED ASSETS - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

      ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS - The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires an entity, after a transfer of financial assets that meets the criteria to be accounted for as a sale, to recognize the financial assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered.

      ASSET SECURITIZATION AND QUALIFYING SPECIAL PURPOSE ENTITY - Funding was incorporated in March 1999 as a wholly-owned, qualifying special purpose subsidiary of Capital for the specific purpose of purchasing TADs from Capital. SFAS No.125 requires that a qualifying special purpose entity, which engages in qualified purchases of financial assets with an affiliated company, be accounted for on an unconsolidated basis.

      Sales of TADs from Capital to Funding occur on a periodic basis and are recorded based on the relative fair value of TADs sold. Fair value is estimated based on the present value of expected future cash flows using management's best estimates and assumptions (discount rate, credit loss, available market data, cost of servicing and transaction costs).

      The Company's residual interests in TADs sold to Funding are $7,430 and $3,620 at June 30, 2000 and 1999, respectively, which are included in Trade acceptance drafts receivable and investment in and due from qualifying special purpose entity in the consolidated balance sheets, with income from the residual interests included in Revenue - Trade Acceptance Drafts in the consolidated statements of income.

      INCOME TAXES - The Company uses the asset and liability approach for financial accounting and reporting for income taxes. A valuation allowance is established when necessary, to reduce deferred tax assets to the amount expected to be realized.

      COMPREHENSIVE INCOME - Effective July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires that, as part of a full set of financial statements, entities must present comprehensive income, which is the sum of net income and other comprehensive income. Other comprehensive income represents total non-stockholder changes in equity. The Company has included its presentation of comprehensive income in the accompanying consolidated statements of stockholders' equity.

      FOREIGN CURRENCY TRANSLATION - Balance sheet accounts of the Company's foreign operations are translated at the exchange rate in effect at each year-end and income statement accounts are translated at the average exchange rate prevailing during the year. Gains and losses arising from the translation of foreign subsidiary financial statements are included in other comprehensive income.

      RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2000 presentation.

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of The Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133, which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 133 is effective for the Company as of July 1, 2000. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position or results of operations of the Company.

2.    PROPERTY AND EQUIPMENT

      The major categories of property and equipment are as follows:

                                                             2000          1999
Computer equipment                                        $   865       $   454
Furniture and fixtures                                        536           432
Computer software                                           1,007           168
Leasehold improvements                                        209           191
                                                          -------       -------
                                                            2,617         1,245
Accumulated depreciation and amortization                    (773)         (291)
                                                          -------       -------

Net property and equipment                                $ 1,844       $   954
                                                          =======       =======


3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable, trade acceptance drafts receivable and investment in and due from qualifying special purpose entity, short-term borrowings and accounts payable approximate fair value based on the short-term maturities of these financial instruments.

4.    CONCENTRATION OF CREDIT RISK

      Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, accounts receivable and trade acceptance drafts receivable. The Company deposits certain funds with a bank located in Grand Cayman Islands where there is no insurance on bank deposits. As of June 30, 2000, the Company's uninsured deposits amounted to $8,517. Concentration of credit risk with respect to accounts receivable and trade acceptance drafts receivable is limited due to the Company's large number of customers and their dispersion across many different industries and countries worldwide. As of June 30, 2000, the Company had no significant concentration of credit risk. To mitigate some of the credit risk related to trade acceptance drafts receivable, the Company has a business credit insurance policy of $12,500 and surety bonds guaranteeing payment of TADs in the amount of approximately $37,300 as of June 30, 2000.

      During the year ended June 30, 1999, a shareholder sold TADs to the Company accounting for approximately 12 percent of revenue - Trade Acceptance Drafts.

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

      Net income per common share has been computed as follows:




                                        2000                      1999                      1998
                               ------------------------ ------------------------- -------------------------
                                  Basic       Diluted       Basic       Diluted       Basic       Diluted
                                  -------     -------       -----       -------       -----       -------
Net Income                        $11,304     $11,304        $6,234      $6,234        $4,417      $4,417
                                  -------     -------        ------     -------        ------      ------
Weighted average of
   shares outstanding           8,708,380   8,708,380     8,527,851   8,527,851     8,079,996   8,079,996

Weighted average of
   options outstanding                        503,494                   282,416                   823,730
                                              -------                   -------                   -------

Total equivalent shares         8,708,380   9,211,874     8,527,851   8,810,267     8,079,996   8,903,726
                                =========   =========     =========   =========     =========   =========

Net income per common share         $1.30       $1.23         $0.73       $0.71         $0.55       $0.50
                                    =====       =====         =====       =====         =====       =====




      Stock options that have exercise prices in excess of the average market price during the year are considered antidilutive and are not included in the calculation for net income per share. Options to purchase 599,619, 1,329,960 and 208,156 shares of common stock were outstanding in 2000, 1999 and 1998, respectively, but were not included for part or all of the year in the computation of diluted earnings per share because their effect would have been antidilutive.

6.    COMMON STOCK AND STOCK OPTIONS

      As part of its compensation to employees, the Company grants incentive awards by issuing stock options from unissued common stock at the fair market value at the date of grant. The Company has no formal stock option plan. A summary of changes in outstanding stock options is as follows:



                                          Number of       Exercise Price        Weighted Exercise
                                           Options          Per Share                 Price
 Outstanding at June 30, 1997              1,643,389     $ 1.25 - $ 9.70             $ 3.65
                                          ----------
 Granted                                     469,219    $ 10.00 - $ 19.50            $12.55
 Canceled                                       (318)         $1.75                  $ 1.75
 Exercised                                (1,070,370)    $ 1.25 - $ 6.40             $ 1.85
                                          ----------
 Outstanding at June 30, 1998              1,041,920     $ 1.25 - $ 19.50            $ 9.50
                                          ----------
 Granted                                     672,950    $ 11.10 - $ 16.70            $12.29
 Canceled                                    (18,500)    $ 5.00 - $ 6.40             $ 4.11
 Exercised                                   (29,366)    $ 5.00 - $ 14.30            $10.12
                                          ----------
 Outstanding at June 30, 1999              1,667,004     $ 3.00 - $ 19.50            $10.68
                                          ----------
 Granted                                   2,484,282    $ 12.00 - $ 16.19            $13.21
 Canceled                                    (29,500)    $ 3.00 - $ 14.30            $10.35
 Exercised                                  (773,314)    $ 5.00 - $ 16.70            $ 8.53
                                          ----------
 Outstanding at June 30, 2000              3,348,472     $ 3.00 - $ 19.50            $13.22
                                          ==========




The following table summarizes information about fixed-price stock options outstanding at June 30, 2000.

                                                                           Number of
                                             Weighted       Weighted        Options         Weighted
                             Number of        Average       Average       Exercisable        Average
Range of Exercise             Options        Exercise       Years to       at June 30,      Exercise
    Prices                  Outstanding       Prices       Expiration         2000            Price
 $3.00 to $6.40                 21,500         $5.02           0.41           21,500          $5.02
 $10.00 to $12.88              974,707        $12.23           3.82          774,707         $12.22
 $13.00 to $19.50            2,352,265        $13.70           3.55        1,592,265         $13.89
                             ---------        ------           ----        ---------         ------
                Total        3,348,472        $13.22           3.61        2,388,472         $13.28
                             =========        ======           ====        =========         ======



      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and selected interpretations in accounting for its options. Accordingly, as all options have been granted at fair value on the date of grant, no compensation expense has been recognized. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date for these awards consistent with the methodology prescribed under SFAS No.123, Accounting for Stock-Based Compensation, the Company's net income (loss) would have been $(5,390), $4,586 and $1,740 for 2000, 1999 and 1998, respectively. Basic net income per share would have been $(.62), $.54 and $.20, for 2000, 1999 and 1998, respectively, and diluted net income per share would have been $(.59), $.52 and $.20, for 2000, 1999 and 1998, respectively.

      For the purpose of determining compensation expense under SFAS No. 123, the fair value of each warrant or option is measured at the grant date using the Black-Scholes option pricing model with the following assumptions for the years 2000, 1999 and 1998. The dividend yield is 0% for all years, volatility is 65%, 41% and 23%, respectively, the risk-free interest rate is 6.11%, 5.38 % and 5.75%, respectively, and expected lives are 4, 2 and 2 years, respectively. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the warrant holder.

7.    DEFINED CONTRIBUTION PLAN

      Employees of the Company have been able to participate in the Company's defined contribution plan. The Company contributes 50 percent of the employee's contribution up to 6% of the employee's gross pay. The Company's expense related to the plan was $47, $54 and $3 for the years ended June 30, 2000, 1999 and 1998, respectively.

8.    SEGMENT INFORMATION

      The Company adopted SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires the Company to use a management approach in identifying segments of its business and establishes standards for reporting information about segments.

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

      The Company's revenue, income before provision for income taxes, depreciation and amortization, interest expense, total assets and capital expenditures for each segment for the years ended June 30, 2000, 1999 and 1998 were as follows:

                                      2000      1999      1998

Revenue:
  Trade Acceptance Drafts           $16,872   $ 7,941   $ 3,300
  International Merchandise Trade    14,775     8,431     4,840
                                    -------   -------   -------
                                    $31,647   $16,372   $ 8,140
                                    =======   =======   =======
Income before Provision for
  Income Taxes:
  Trade Acceptance Drafts           $ 1,177   $   145   $   778
  International Merchandise Trade    10,326     6,246     4,062
                                    -------   -------   -------
                                    $11,503   $ 6,391   $ 4,840
                                    =======   =======   =======
Depreciation and Amortization:
  Trade Acceptance Drafts           $   480   $   125   $    60
  International Merchandise Trade        10        14        20
                                    -------   -------   -------
                                    $   490   $   139   $    80
                                    =======   =======   =======
Interest Expense:
  Trade Acceptance Drafts           $ 1,902   $   609   $     0
  International Merchandise Trade     3,535     1,168        21
                                    -------   -------   -------
                                    $ 5,437   $ 1,777   $    21
                                    =======   =======   =======
Total Assets:
  Trade Acceptance Drafts           $34,356   $27,724   $16,848
  International Merchandise Trade    41,560    16,727     9,275
                                    -------   -------   -------
                                    $75,916   $44,451   $26,123
                                    =======   =======   =======
Capital Expenditures:
  Trade Acceptance Drafts           $ 1,382   $   876   $   202
  International Merchandise Trade         0        22        15
                                    -------   -------   -------
                                    $ 1,382   $   898   $   217
                                    =======   =======   =======

      The following table provides the Company's geographic information for revenue, which is based on the location of transactions processed for TAD program and the location of customers for international trade activities:


                                              2000       1999      1998

Revenue - Trade Acceptance Drafts:
  United States                              $16,519    $7,844    $3,300
  Canada                                         353        97         0
                                             -------    ------    ------
                                             $16,872    $7,941    $3,300
                                             =======    ======    ======
Revenue - International Merchandise Trade:
  United States                                   $3        $0       $70
  South America                                5,796     3,405     1,751
  Eastern Europe                               1,231         0         0
  Western Europe                               1,708     3,631     1,915
  Far East                                     2,382       787       451
  Middle East                                  2,003       472       653
  Other Non-U.S. Countries                     1,652       136         0
                                             -------    ------    ------
                                             $14,775    $8,431    $4,840
                                             =======    ======    ======


9.    INCOME TAXES

      Income before provision for income taxes is comprised of the following for the years ended June 30:




                           2000            1999           1998

United States            $ 1,254            $   269            $   865
Foreign                   10,249              6,122              3,975
                         -------            -------            -------
                         $11,503            $ 6,391            $ 4,840
                         =======            =======            =======

      Provision for income taxes is comprised of the following for the years ended June 30:


                                      2000           1999           1998
     Current tax expense:
       Federal                       $ 616          $ 250          $ 265
       State and local                 271            118            170
                                     -----          -----          -----
                                       887            368            435
                                     -----          -----          -----

     Deferred tax benefit:
       Federal                        (497)          (143)            (8)
       State and local                (191)           (68)            (4)
                                     -----          -----          -----
                                      (688)          (211)           (12)
                                     -----          -----          -----

                                     $ 199          $ 157          $ 423
                                     =====          =====          =====



      A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective tax rate is as follows:


                                                       2000     1999     1998
     Statutory U.S. Federal rate                       34.0%    34.0%    34.0%
     State and local income taxes (net
       of Federal tax benefit)                          0.5      0.5      3.5
     Undistributed earnings of foreign subsidiaries   (30.3)   (32.6)   (27.9)
     Income from qualifying special
        purpose entity                                 (2.5)     0.0      0.0
     Other                                              0.0      0.6     (0.9)
                                                       ----     ----     ----
                                                       1.7%     2.5%     8.7%
                                                       ====     ====     ====


      Deferred income taxes are comprised of the following as of June 30:



                                                2000            1999
Deferred tax assets:
  Allowance for doubtful accounts              $1,129            $681
                                               ------            ----
Deferred tax liabilities:
  Depreciation and amortization                  (121)            (91)
  Securitization                                 (103)           (373)
                                                 ----            ----
                                                 (224)           (464)
                                                 ----            ----
               Net                               $905            $217
                                                 ====            ====




      Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as currently it is the intention of the Company to reinvest such earnings in their foreign operations. The cumulative amount of foreign undistributed earnings was approximately $24,800 as of June 30, 2000.

10.   SHORT-TERM BORROWINGS

      On February 1, 2000, Capital renewed its existing credit agreement with a bank in the amount of $10,000. This agreement continues in full force and effect until it is terminated by either party giving at least 60 days notice. Interest on borrowings is determined based on the bank's prime rate. As of June 30, 2000, Capital had borrowings of $3,705 under this agreement at an average interest rate of 9.0%. In addition, on March 16, 2000, Capital entered into a revolving credit agreement with the same bank for $30,000, expiring at the end of December 2000. As of June 30, 2000, Capital had borrowings of $10,377 under this agreement with the interest rate determined based on the bank's prime rate.

      On June 2, 2000, Capital entered into a revolving credit agreement with a bank in the amount of $20,000, expiring November 2000. Interest on borrowings is determined based on the bank's prime rate. As of June 30, 2000, Capital had borrowings of $12,490 under this credit agreement at an average interest rate of 8.7%. On September 16, 1999, Actrade Canada entered into a credit agreement with a bank in the amount of $5,000 Canadian dollars, expiring December 20, 2000. Interest on borrowings is determined based on the bankers' acceptance rate. As of June 30, 2000, the Company had borrowings of $3,170 under this credit agreement at an average interest rate of 6.5%. As of June 30, 2000, Actrade Capital and Actrade Canada had total borrowings of $29,700 under these credit agreements with a weighted average interest rate of approximately 8.5%. Under the terms of the agreements, the proceeds from borrowings are to be utilized exclusively to finance the Company's TAD program and all of the borrowings are secured by TADs, which are pledged to the banks.

      In addition, International had a $3,000 open letter of credit with a bank expiring March 20, 2001.

11.      ASSET SECURITIZATION AND QUALFYING SPECIAL PURPOSE ENTITY

      In March 1999, through, Funding, a wholly-owned, qualifying special purpose subsidiary of Capital, the Company entered into an asset securitization program with a financial institution whereby Capital sells TADs to Funding for the proceeds of up to $25,000.

      The financial information of Funding as of and for the periods ended June 30, 2000 and 1999 is summarized as follows:



                                               2000      1999

Cash and cash equivalents                    $   387    $ 1,280

Trade acceptance drafts receivable, net        8,947     10,650
Other current assets                             225        309
                                             -------    -------
               Total assets                  $ 9,559    $12,239
                                             =======    =======
Short-term borrowings                        $ 3,667    $ 9,510
Other current liabilities                      4,541      2,223
                                             -------    -------
               Total liabilities               8,208     11,733

Stockholder's equity                           1,351        506
                                             -------    -------
Total liabilities and stockholder's equity   $ 9,559    $12,239
                                             =======    =======
Revenue                                      $ 4,473    $ 1,090
Net operating expenses                        (3,628)      (585)
                                             -------    -------
               Net income                    $   845    $   505
                                             =======    =======

12.   COMMITMENTS AND CONTINGENCIES

      Leases - The Company is committed to various noncancelable operating leases for office space. Future minimum lease payments required under these leases at June 30 are as follows:

              June 30,                                Amount
              --------                                ------
                    2001                                $599
                    2002                                 535
                    2003                                 528
                    2004                                 429
                    2005 and thereafter                  149
                                                      ------
                                                       2,240
             Sub-leases                                  (83)
                                                      ------
             Total minimum lease payments             $2,157
                                                      ======


      Rent expense for the years ended June 30, 2000, 1999 and 1998 was $561, $345 and $182, respectively.

      Letters of Credit - The Company is contingently liable for letters of credit amounting to $71 as of June 30, 2000.



13.   LEGAL MATTERS

       a. During the year ended June 30, 2000, a participant in Capital's TAD Program defaulted under its obligations in the principal amount of approximately $4,000. This obligation was secured by both the personal guarantees of its principal and by a surety bond. After numerous attempts to resolve the dispute, the matter resulted in litigation being instituted by the participant against Capital to preclude Capital from its efforts to secure payment under the surety bond. This suit, initially filed in the Superior Court of the State of Georgia, was removed and is presently pending in the United States District Court for the Northern District of Georgia. The surety company was originally joined as a defendant in this suit. However, upon motion by Capital, the surety company was realigned by the Court as a plaintiff in the action and removal of the suit to the Federal District Court was affirmed. The complaint alleges claims of breach of contract and misrepresentation against Capital. Capital has filed counterclaims against the plaintiffs for breach of contract seeking repayment of TADs that are in default and filed claims against the surety company for breach of contract resulting from their failure to pay under the express terms of the bond. At the present time, the discovery phase of the litigation has begun under a favorable ruling from the Court limiting the discovery period to six months. Based upon the facts of the matter and upon the opinion of its litigation counsel, Capital believes that the plaintiff's claims are spurious in nature, that it has valid defenses to the claims against it and that it will ultimately prevail in the suit and obtain payment from plaintiff or, in the alternative, from the surety company pursuant to the terms of the surety bond.

       b. In another unrelated matter, a California company defaulted under its obligations to Capital in the principal amount of approximately $1,300. The total defaulted TADs were in the original principal amount of approximately $6,300 and were fully insured by two surety bonds issued in favor of Capital. After the default, Capital filed claims with both surety companies. One surety company paid $5,000 to Capital as required by its surety bond. The second surety, which is the same surety company that issued the bond referred to under paragraph (a) above, refused payment in breach of its obligations under its bond. That surety company, as plaintiff, filed a complaint in the Superior Court of California, County of Los Angeles, Central District, against the principals of the defaulting party to force those persons to post certain collateral they had promised to deliver in connection with the surety agreeing to issue the surety bond. This complaint was amended by the surety company to include Capital, among several other parties, as a defendant in that action. The plaintiff brought claims against Capital seeking to avoid its obligation to Capital on a number of surety bonds, which secured underlying transactions between Capital and certain of its program participants. In essence, plaintiff has alleged breach of contract and fraud against Capital. Discovery has begun in this action. Capital believes that the surety's claims of fraud are totally without merit and intended solely to avoid its obligations under its surety bonds and Capital intends to file a motion to dismiss these claims. Based upon the facts of the matter and upon the opinion of its litigation counsel, Capital believes that the plaintiff's claims are spurious in nature, that it has valid defenses to the claims against it and that it will ultimately prevail in the suit and obtain payment from plaintiff or, in the alternative, pursuant to the terms of the surety bond.

       c. Capital is involved in several other routine suits primarily relating to the collection of defaulted TADs. However, none of these other suits, individually or in the aggregate, represents amounts that, in management's opinion, are material or which could have a material adverse impact upon either the business or financial condition of either Capital or the Company.

       In all of the pending suits, neither the Company nor any of its other subsidiaries, except Capital, are parties.

       While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that these pending lawsuits, claims and proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

 14. QUARTERLY INFORMATION (UNAUDITED)

      The following table shows results of operations for each of the quarters during fiscal 2000 and 1999.


                                        September 30,    December 31,     March 31,      June 30,    Fiscal Year
                                           1999             1999            2000           2000         2000
Revenue:
  Trade Acceptance Drafts                  $4,073          $4,078          $4,681       $4,040        $16,872
  International Merchandise Trade           2,680           2,844           3,483       $5,768        $14,775
                                           ------          ------          ------       ------        -------
               Total Revenue               $6,753          $6,922          $8,164       $9,808        $31,647
                                           ======          ======          ======       ======        =======

Net Income                                 $2,508          $1,999          $3,187       $3,610        $11,304
                                           ======          ======          ======       ======        =======
Net Income per Common Share:

  Basic                                     $0.29           $0.23           $0.36        $0.41          $1.30
                                            =====           =====           =====        =====          =====
  Diluted                                   $0.29           $0.22           $0.35        $0.38          $1.23
                                            =====           =====           =====        =====          =====


                                        September 30,    December 31,     March 31,      June 30,    Fiscal Year
                                           1998             1998            1999           1999         1999
Revenue:
  Trade Acceptance Drafts                  $  786          $1,635          $1,566       $3,954        $ 7,941
  International Merchandise Trade           1,507           1,573           1,949        3,402        $ 8,431
                                           ------          ------          ------       ------        -------
               Total Revenue               $2,293          $3,208          $3,515       $7,356        $16,372
                                           ======          ======          ======       ======        =======
Net Income                                 $1,131          $1,416          $1,373       $2,314        $ 6,234
                                           ======          ======          ======       ======        =======

Net Income per Common Share:
  Basic                                     $0.13           $0.17           $0.16        $0.27          $0.73
                                            =====           =====           =====        =====          =====
  Diluted                                   $0.13           $0.16           $0.16        $0.27          $0.71
                                            =====           =====           =====        =====          =====

The prior period presentation of revenue has been changed to conform to the current period presentation.

                                                                     SCHEDULE II

                       ACTRADE FINANCIAL TECHNOLOGIES LTD.
                     (Formerly Actrade International, Ltd.)

                 Schedule II - Valuation and Qualifying Accounts

                                        Balance at  Charged to
                                        Beginning   Costs and              Balance at
      Description                        of Year     Expenses  Deductions  End of Year
                                        ----------  ---------- ----------  -----------

Year Ended June 30, 2000
Allowance for doubtful accounts           $1,560      $6,074     $4,590      $3,044
                                          ======      ======     ======      ======
Year Ended June 30, 1999
Allowance for doubtful accounts           $   62      $1,601     $  103      $1,560
                                          ======      ======     ======      ======
Year Ended June 30, 1998
Allowance for doubtful accounts           $   35      $   64     $   37      $   62
                                          ======      ======     ======      ======

PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) AND (b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

The following identification of officers and directors, including biographies, set forth the present officers and directors:

  NAME                       AGE                   POSITIONS HELD
  ----                       ---                   ---------------
Amos Aharoni                 55               Chief Executive Officer of the Company and each of its
                                              subsidiaries, except Capital; Director of the Company

Alexander C. Stonkus         41               President and Chief Operating Officer of the Company
                                              and Capital and Director of the Company.

Joseph P. D'Alessandris      55               Chief Financial Officer of the Company

John Woerner                 63               President of Actrade International, Corp.; and Director
                                              Of the Company

Elizabeth Melnik             51               Secretary of the Company

Robert Furstner              67               Director of the Company

Harry Friedman               73               Director of the Company



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

ALEXANDER C. STONKUS currently serves as President and Chief Operating Officer for the Company and also as President of Actrade Capital, Inc., a wholly owned subsidiary. He is also a director of the Company and each of its subsidiaries. Prior to joining Actrade, Mr. Stonkus served in various senior management positions with Elco Freight International, Inc., a full service shipping, customs broker, warehousing, and Distribution Company. Mr. Stonkus has served on the Board of Directors of various companies during his professional career. He graduated from The Pennsylvania State University in 1982 receiving a Bachelor of Science Degree in Finance.

JOSEPH P. D'ALESSANDRIS has served as Chief Financial Officer of the Company since September 13, 1999. Prior to joining the Company, Mr. D'Alessandris served as International Controller for Information Builders, Inc.; a New York based computer Software Corporation. Prior to joining Information Builders, Mr. D'Alessandris worked in several management positions for Engelhard Corporation; a New Jersey based corporation from 1976 through 1990. From 1969 to 1976 Mr. D'Alessandris was a senior auditor with Arthur Anderson. Mr. D'Alessandris received his Bachelor of Science degree in Economics form Villanova University in 1967 and his Masters Degree in Accounting and Finance from Ball State University in 1969. He is a Certified Public Accountant in New Jersey and a member of the New Jersey and American Institute of Certified Public Accountants.

JOHN WOERNER has been a Vice President of Actrade International Corp., a wholly owned subsidiary of the Company, since September 1991. Effective January 15, 1992, Mr. Woerner was appointed Vice President and a Director of the Company. In fiscal 1998, Mr. Woerner was appointed President of Actrade International Corp. From March 1987 until joining Actrade, Mr. Woerner was employed as Marketing Manager with Ad Auriema, Inc., a privately held import/export company headquartered in the New York metropolitan area. From December 1984 until March 1987, Mr. Woerner served as a General Manager of the Air Conditioning and Refrigeration Division for Connell Export Company, also a privately held export company located in New Jersey. From July 1978 until March 1987, he was a principal of Global Systems, Inc., a privately held import/export company that he co-founded. From April 1965 through July 1978, Mr. Woerner served as Vice President of Sillcox Air Conditioning & Refrigeration Corp., a privately held corporation located in New York City. Mr. Woerner is a licensed Professional Engineer in New York and New Jersey and is a member of the American Society of Heating, Refrigeration & Air Conditioning Engineers. Mr. Woerner is a graduate of Lehigh University having received his Bachelors of Science Degree in Mechanical Engineering in 1959.

ELIZABETH MELNIK was first employed by the Company as Controller in October 1993, having been promoted to Secretary of the Company as of November 1, 1996. From December 1991 until joining the Company, Ms. Melnik was employed as Financial Manager of Gainsborough Marketing Company, a privately held public relations/marketing firm located on Long Island, NY. From June 1989 until December 1991 Ms. Melnik served as Accounting/Office Manager for Scheine, Fusco, Brandenstein & Rada, the largest Workers Compensation Law Firm on Long Island, NY. Prior thereto, from May 1986, she served as director of Operations & Media for Futuristic Concepts in Advertising, a privately held advertising firm also located on Long Island NY. From February 1982 until May 1986, Ms. Melnik served as Financial Manager for The Guide Dog Foundation for the Blind, Inc., a not-for-profit corporation located in Smithtown, NY. Ms. Melnik graduated from the State University of New York at Stonybrook in 1976 receiving her Bachelor of Arts Degree in Finance & Accounting.

ROBERT E. FURSTNER has served as a director of the Company since August 1996. Mr. Furstner had been a senior level banking officer for over 25 years, having begun his banking career in the International Banking Division of Morgan Guaranty Trust Company in New York City. Following his employment with Morgan Guaranty Trust Co., Mr. Furstner served a brief tenure (1973 - 1974) with Franklin National Bank's International Banking Department in New York City. In 1974 Mr. Furstner joined European American Bank in New York City as Assistant Treasurer/Assistant Vice President (from 1974 - 1979) rising to the position of Vice President/Group Head which he held from 1979 until leaving European American Bank in 1987. His duties at European American Bank primarily involved international credit and bank operations. During his tenure Mr. Furstner was charged with the management of a geographical area comprising Great Britain, The Netherlands, the Nordic Countries, Eastern Europe, Yugoslavia and Israel. He was directly involved in export and project financing, both with and without Eximbank (the Export-Import Bank of The United States) participation and was actively involved in the implementation of the bank's lending strategies in order to reduce exposure in high risk countries. Mr. Furstner was also a participant in the re-scheduling of Polish, Romanian and Yugoslavian international debt. After 1987, until his retirement in late 1995, Mr. Furstner served with the New York Branch of Banco Portugues do Atlantico, SA, in various capacities and most recently where he was charged with implementing the bank's lending strategies for trade finance. Educated in the Netherlands, Mr. Furstner came to the U.S. in 1962 with a degree equivalent to a bachelor's degree in business administration and foreign languages.

HARRY FRIEDMAN has served as director of the Company since August 1996. Professor Friedman currently teaches a Venture Capital Seminar in the MBA program at Columbia University Graduate School of Business. He also taught various courses at the Stern Graduate School of Business at New York University, including "Venture Capital Investing," "Investment Timing and Portfolio Management," "Mergers and Acquisitions" and "High Technology Investing" from 1978-1999. Earlier, he taught at a number of universities both in the United States and abroad (including Iran and Japan), and has lectured on small business and innovative entrepreneurship under USIA auspices in Tanzania and Zimbabwe. His education at UCLA; University of Chicago; the University of Wisconsin; and NYU has ranged from mathematics to economics to finance. Professor Friedman published "Mergers and Acquisitions - Offensive and Defensive Strategies" which appears as a chapter in the Handbook for Corporate Controllers, and co-authored with Tomilson Hill III, an article in Corporate Accounting", Financial Implications of Offense and Defense in Corporate Takeovers". He has edited and reviewed books for Prentice-Hall and Xerox Learning Systems. He as appeared as a guest panelist on various financial television programs, and as an expert witness before the IRS and the New York Supreme Court. As a management consultant and investment advisor, he has negotiated several mergers, acquisitions, and IPOs. Professor Friedman has served on the board of directors for diverse companies over the years, both public and private. He currently serves on the board, or is an advisor to the board, of five companies.

2. DIRECTORSHIPS

None, other than listed above.

(f) OTHER INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information relating to remuneration received by officers and directors as of June 30, 2000, the end of the Company's most recent fiscal year, as well as indicating the compensation agreements for fiscal 2001:


                                    Annual Compensation           Long term Compensation
Name and Principal Position           Year    Salary    Bonus   Restricted Stock Awards      All Other Compensation
-----------------------------------------------------------------------------------------------------------------------
Amos Aharoni, CEO (2)                 2000   $200,000            2,500 Warrants (5)                  $1,887 (3)
                                      1999   $146,000            386,671 Warrants

Alexander C. Stonkus, COO (9)         2000   $178,522            227,500 Warrants (5)                $4,583 (6)
                                      1999   $111,000   $55,000  42,500 Warrants                     $7,050 (7)

Joseph P. D'Alessandris, CFO (4)      2000   $125,000            17,500 Warrants                     $2,564 (6)

John Woerner, Vice Pres.              2000                       2,500 Warrants (5)                 $65,499 (8)
                                      1999    $56,000            2,500 Warrants

Elizabeth Melnik, Secretary           2000    $58,312            2,500 Warrants (5)                  $2,592 (7)
                                      1999    $52,000            2,500 Warrants



-------------------------------------------------------

     (1) The Company has varying compensation arrangements with its executive officers as more particularly described below. It should be noted that the figures listed as "salary" include both base salary and earned commissions, but not annual bonus amounts, if any, which are listed separately under the "bonus" column.

     (2) Mr. Aharoni served as an employee of the Company until December 31, 1998. Beginning January 1, 1999 the Company continued to retain his services in the same capacities as before pursuant to an Executive Services Agreement with High Sunset Corp., a personal service corporation for Mr. Aharoni. The terms of Mr. Aharoni's engagement remain the same except that the management fee payable to High Sunset Corp. was increased to $200,000 per year, plus the quarterly bonus.

     (3) The amount set forth herein includes amounts paid by the Company for the insurance premiums on Mr. Aharoni's automobile through June 30, 2000.

     (4) The Company has employed Mr. Joseph P. D'Alessandris since August 18, 1999. Under his employment agreement, he receives a base salary of $125,000 per year. In addition to his salary, Mr. D'Alessandris was granted 10,000 Warrants at $13.875. On December 21, 1999, the Board awarded Mr. D'Alessandris an additional 10,000 Warrants at a price of $13.63 per share. Effective July 1, 2000, Mr. D'Alessandris' base salary was increased to $150,000 per year

     (5) In April 2000, the Board of Directors approved the issuance of Warrants to the Company's directors in lieu of compensation. Each Director who was also an employee of the Company or any of its subsidiaries received 2,500 Warrants and the Company's two independent Directors received 5,000 Warrants each.

     (6) This amount includes payments made by the Company for health insurance premiums on behalf of the officer and his family.

     (7) This amount includes 401K contributions made by the Company on behalf of the officer.

     (8) Mr. Woerner became an officer and employee of the Company as of September 6, 1991 and had been employed pursuant to a written employment agreement until February 1, 1999. Effective February 1, 1999, Mr. Woerner's status as an employee of the Company was terminated and he continued to oversee the operations of Actrade International Corp. as an independent consultant. His compensation under this new arrangement is based upon commissions only, with no base salary, bonuses, etc., equal to 50% of International's gross profits (equal to gross sales less cost of sales less financing costs actually incurred).

     (9) The Company has employed Mr. Alexander C. Stonkus since August 18, 1997. He was originally employed as Chief Operating Officer for the Company and Capital. December 1, 1997, Mr. Stonkus assumed the duties as Chief Financial Officer of the Company and President of Capital. Mr. Stonkus relinquished his duties as CFO on September 13, 1999 with the appointment of Mr. D'Alessandris as CFO. On July 29, 1999 Mr. Stonkus assumed the position of President of the Company. On October 1, 1999, the Company issued 100,000 warrants to Mr. Stonkus at an exercise price of $13.75. On April 17, 2000, Mr. Stonkus's agreement was modified to increase his base salary to $175,000 per year and has been granted 125,000 warrants at a price of $12.25 per share.

Except as herein above described, the Company has no other employment contracts. Further, it has no retirement, pension, profit sharing, insurance or medical reimbursement plan covering its officers or directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         None other than stated in (b) below.


         (b) SECURITY OWNERSHIP OF MANAGEMENT

       Name                            Relationship                  # of Shares        Percentage (1)
NTS Corp. (2)                   Shareholder                             2,345,549               26.11%
  P.O. Box 1301
  Nevis Street, St. John
  Antigua, West Indies

Amos Aharoni (2)                Officer & Director                      2,345,549               26.11%
  2373 Braodway
  New York, NY 10024

Alexander C. Stonkus            Officer & Director & Shareholder           10,000                0.11%
  27 Crestview Drive
  Kendall Park, NJ 08824

Joseph P. D'Alessandris         Officer & Shareholder                       2,000                0.02%
  1422 Janet Place
  Wall, NJ 07719

Elizabeth Melnik                Officer & Director & Shareholder           20,000                0.22%
  53 Cedar Street
  Kings Park, NY 11754

John Woerner (3)                Officer & Director & Shareholder            9,150                0.10%
  435 Whitewood Road
  Englewood, NJ 07631

Robert Furstner (4)             Director & Shareholder                     11,630                0.13%
  843 Winyah Avenue
  Westfield, NJ 07090

Harry Friedman (5)              Director & Shareholder                      2,500                0.03%
  52 Ravine Drive
  Matawan, NJ 07747

Officers & Directors as a group (7 persons)                             2,400,829               26.72%




---------------------------------------

(1) Based upon 8,541,051 shares issued and outstanding at June 30, 1999 without considering the effect of the possible exercise of outstanding warrants to management or others.

(2) Mr. Amos Aharoni controls the business of and is the sole officer and director of NTS Corporation, which is the Company's principal shareholder. By reason of his position with NTS Corp., Mr. Aharoni may be deemed to have a beneficial interest in the Shares owned by NTS Corporation. Mr. Aharoni owns no Shares apart from those owned by NTS Corporation.

(3)  Includes 3,650 shares that Mr. Woerner owns jointly with his mother.

(4) Includes 5,630 shares owned by Mr. Furstner's wife with respect to which he may be deemed to have a beneficial interest and 370 shares owned by Mr. Furstner's son with respect to which he may be deemed to have a beneficial interest.

(5) Includes 2,500 shares owned by Mr. Friedman's wife with respect to which he may be deemed to have a beneficial interest.

         (c) CHANGES IN CONTROL.

         None

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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits:         None


Reports on Form 8-K:

1. Report dated April 14, 1999 relating to the resignation of Zeller, Weiss & Kahn, the Company's former independent auditors; and

2. Report dated June 30, 1999 relating to the appointment of Deloitte & Touche LLP as the Company's new independent auditors;

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ACTRADE FINANCIAL TECHNOLOGIES LTD.


Date: September 25, 2000             By: /s/ Amos Aharoni
                                         --------------------------------
                                     Amos Aharoni, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 25, 2000          By: /s/ Amos Aharoni
                                       ----------------------------------
                                       Amos Aharoni, Chief Executive
                                       Officer & Director

Dated: September 25, 2000          By: /s/ Alexander C. Stonkus
                                       ----------------------------------
                                       Alexander C. Stonkus, President,
                                       Chief Operating Officer, and Director

Dated: September 25, 2000          By: /s/ Joseph P. D'Alessandris
                                       ----------------------------------
                                       Joseph P. D'Alessandris, Chief
                                       Financial Officer

Dated: September 25, 2000          By: /s/ John Woerner
                                       ----------------------------------
                                       John Woerner, Senior Vice President
                                       and Director

Dated: September 25, 2000          By: /s/ Elizabeth Melnik
                                       ----------------------------------
                                       Elizabeth Melnik, Secretary and Director

Dated: September 25, 2000          By: /s/ Robert Furstner
                                       ----------------------------------
                                       Robert Furstner, Director

Dated: September 25, 2000          By:/s/Harry Friedman
                                       ----------------------------------
                                       Harry Friedman, Director
