Form 10-Q
period 2000-09-30
ACTRADE FINANCIAL TECHNOLOGIES LTD
filed 2000-10-31
CIK 819255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                       ----------------------------------

                For the quarterly period ended September 30, 2000

                         Commission File Number 0-18711

                       ACTRADE FINANCIAL TECHNOLOGIES LTD.
                     (formerly Actrade International, Ltd.)

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

                             Yes [X] No [ ]

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of October 16, 2000 there were outstanding 9,026,517 shares of Common Stock, par value $.0001.

                                                  INDEX


Part I.  Financial Information

                                                                                                   Page

Item 1.   Consolidated Financial Statements (Unaudited)

     Consolidated balance sheets as of September 30, 2000 and
         June 30, 2000                                                                               3

     Consolidated statements of income for the
         three months ended September 30, 2000 and 1999                                              4

     Consolidated statements of cash flows for
         the three months ended September 30, 2000 and 1999                                          5

      Notes to consolidated financial statements                                                     6

Item 2.   Management's discussion and analysis of financial condition and
             results of operations                                                                   7


Part II.  Other Information


Item 6.  Exhibits and reports on Form 8-K                                                           13



Signatures                                                                                          14


ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
(Formerly Actrade International, Ltd.)

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts

                                                                               September 30, 2000      June 30, 2000
                                                                                 (Unaudited)
ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                                          $6,588           $9,424
     Accounts receivable - trade                                                        25,084           18,202
     Trade acceptance drafts receivable and investment in and due from qualifying special purpose entity (net of deferred income
       and allowance for doubtful accounts of $1,385 and $3,544 at
       September  30, 2000 and $1,311 and $3,044 at June 30, 2000)                      33,923           44,717
     Deferred income taxes                                                               1,154              905
     Other current assets                                                                  261              423
                                                                                       -------          -------
         Total Current Assets                                                           67,010           73,671

   PROPERTY AND EQUIPMENT, NET                                                           1,909            1,844

   OTHER ASSETS                                                                            718              401
                                                                                       -------          -------
TOTAL ASSETS                                                                           $69,637          $75,916
                                                                                       =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Short-term borrowings                                                             $21,042          $32,707
     Accounts payable                                                                      257              373
     Accrued expenses                                                                    2,077            1,557
     Income taxes payable                                                                  865              801
                                                                                       -------          -------
         Total Current Liabilities                                                      24,241           35,438
                                                                                       =======          =======
STOCKHOLDERS' EQUITY:
  Common stock, $0.0001 par value; authorized
       100,000,000 shares, issued and outstanding
       9,399,747 shares and 9,026,517 shares at September  30, 2000 and
       9,332,865 shares and 8,983,695 shares at June 30, 2000                                1                1
     Additional paid-in capital                                                         22,314           21,505
     Retained earnings                                                                  30,535           25,640
     Accumulated other comprehensive income (loss)                                          14               (9)
     Treasury stock at cost; 373,230 shares at September 30, 2000 and
        349,170 shares at June 30, 2000                                                 (7,468)          (6,659)
                                                                                       -------          -------
          Total Stockholders' Equity                                                    45,396           40,478
                                                                                       -------          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $69,637          $75,916
                                                                                       =======          =======



See notes to consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
(Formerly Actrade International, Ltd.)

CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited)


---------------------------------------------------------------------------------------------
             Dollars in thousands except per share amounts

                                                        Three months ended September 30,
                                                     --------------------------------------
                                                                  2000                1999
Revenue:
          Trade Acceptance Drafts                                 $6,356              $4,073
          International Merchandise Trade                          6,197               2,680
                                                                  ------              ------
Total  Revenue                                                    12,553               6,753
                                                                  ------               -----

Operating Expenses:
          General and administrative                              (2,572)             (2,039)
           Bad debt                                                 (571)               (931)
           Interest, net                                          (3,709)               (922)
                                                                  ------                ----
Total Operating Expenses                                          (6,852)             (3,892)
                                                                  ------              ------
Income before Provision for Income Taxes                           5,701               2,861

Provision for Income Taxes                                          (806)               (353)
                                                                  ------              ------
Net Income                                                        $4,895              $2,508
                                                                  ======              ======

Net Income per Common Share:
Basic                                                              $0.54               $0.29
Diluted                                                            $0.46               $0.29

Weighted Average Number of Shares Outstanding:
Basic                                                          8,992,816           8,528,051
Diluted                                                       10,625,041           8,780,414

See notes to consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
(Formerly Actrade International, Ltd.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
          Dollars in thousands except per share amounts

                                                                             Three months ended September 30,
                                                                        ----------------------------------------
                                                                                2000                1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $4,895             $2,508
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                                  190                 66
      Bad debt expense                                                               571                931
      Deferred income                                                                 74                137
      Income from qualifying special purpose entity                                  (68)              (424)
      Deferred income taxes                                                         (249)                 3
 Changes in operating assets and liabilities:
      Accounts receivable - trade and
       trade acceptance drafts receivable and investment in and
        due from qualifying special purpose entity                                 3,335            (21,811)
     Other assets                                                                   (132)              (634)
     Accounts payable                                                               (116)               640
     Accrued expenses                                                                520                422
     Income taxes payable                                                             64                  4
                                                                                 -------             ------
Net cash provided by (used in) operating activities                                9,084            (18,158)
                                                                                 -------             ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                             (255)              (416)
                                                                                 -------             ------
Net cash used in investing activities                                               (255)              (416)
                                                                                 -------             ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Change in short-term borrowings                                             (11,665)            17,996
                                                                                 -------             ------
Net cash provided by financing activities                                        (11,665)            17,996
                                                                                 -------             ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (2,836)              (578)

Cash and cash equivalents, beginning of year                                       9,424              5,199
                                                                                 -------             ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $6,588             $4,621
                                                                                 =======             ======
Supplemental disclosures of cash flow information:
     Interest paid during the period                                              $3,520               $309
                                                                                 =======             ======
     Income taxes paid during the period                                          $1,024               $508
                                                                                 =======             ======
     Exercise of options in exchange for common stock                               $809               $665
                                                                                 =======             ======


See notes to consolidated financial statements.

              ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              Dollars in thousands


1.   Summary of Significant Accounting Policies:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Actrade Financial Technologies Ltd. (the "Company") and subsidiaries on Form 10-K for the fiscal year ended June 30, 2000.

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities. It also requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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


2. Segment Information:

     The Company's business operations are divided into two principal business segments: Trade acceptance drafts program and international merchandise trade activities. The Company's business segments are based on business units or entities that offer different products and services. They are managed separately because each business segment requires different strategic initiatives and marketing.

     Revenue, income before provision for income taxes, depreciation and amortization, interest expense and total assets for each segment for the three months ended September 30, 2000 and 1999 were as follows:


                                                         Three Months Ended
                                                            September 30,
                                                   -----------------------------
                                                     2000                  1999

Revenue:
  Trade Acceptance Drafts                              $6,356              $4,073
  International Merchandise Trade                       6,197               2,680
                                                      -------              ------
                                                      $12,553              $6,753
                                                      =======              ======

Income before Provision for
  Income Taxes:
  Trade Acceptance Drafts                              $1,615                $849
  International Merchandise Trade                       4,086               2,012
                                                      -------              ------
                                                       $5,701              $2,861
                                                      =======              ======

Depreciation and Amortization:
  Trade Acceptance Drafts                                $186                 $62
  International Merchandise Trade                           4                   4
                                                      -------              ------
                                                         $190                 $66
                                                      =======              ======

Interest Expense:
  Trade Acceptance Drafts                              $2,060                $407
  International Merchandise Trade                       1,690                 524
                                                       ------             -------
                                                       $3,750                $931
                                                       ======             =======

                                            September 30, 2000       June 30, 2000
                                          ---------------------     ----------------
Total Assets:
  Trade Acceptance Drafts                             $24,794             $34,356
  International Merchandise Trade                      44,843              41,560
                                                      -------             -------
                                                      $69,637             $75,916
                                                      =======             =======




ITEM 2. Management's discussion and analysis of financial condition and results of operations.

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

         o The inability of the Company to extend or secure additional credit facilities to fund the anticipated expansion of sales under its E-TAD Program as defined below;

         o Unexpected economic changes both in the United States and overseas;

         o The imposition of new restrictions or regulations affecting either the Company's international merchandise trade activities or its E-TAD Program, either in the US or in Canada.

    To the extent possible, the following discussion will highlight the relative needs of the Company with respect to both its international merchandise trade activities and in connection with the ongoing expansion of its E-TAD Program.

           Segment Reporting Disclosures.

    The Company's sales are generated from two major business segments: trade acceptance drafts program ("TAD Program"), including the recently introduced E-TAD Program and international merchandise trade. For purposes of this Report, references to the E-TAD Program include the original TAD Program. A TAD is a post-dated payment draft prepared by the seller of goods or services ("Supplier") and accepted by the buyer of the goods or services ("Buyer") by the Buyer signing and delivering the draft back to the Supplier. The E-TAD Program denotes the Company's ongoing plan for all aspects of TADs to be processed, marketed, and fulfilled electronically, including prospective E-commerce applications. The E-TAD Program is operated by Actrade Capital, Inc. ("Capital") in the United States and Actrade Capital Canada, Inc. ("Actrade Canada") in Canada. The Company's international merchandise trade operations are conducted through Actrade International Corp. ("International"), which is engaged in the re-sale of American made products to foreign buyers and Actrade S.A., including its wholly owned subsidiary Actrade Resources, Inc. ("Resources"), which engage in the sale of non-US products to foreign buyers. See discussion immediately below.

           Changes in Income Statement Information.

   Beginning with the Company's 10-K Report for fiscal 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB101") - Revenue Recognition in Financial Statements. In essence, the adoption of SAB101 changed the presentation of revenue information on the Consolidated Statements of Income of the Company. In conformity with the requirements of SAB101, the Company's Consolidated Statements of Income simply reflect "Revenues". In the case of Capital, "Revenues" represents the net of total TAD originations (i.e. the face amount of the TADs purchased by Capital) less the cost of purchasing those TADs. Similarly "Revenues" from its International Merchandise Trade activities are also reported on a net basis. This change provides uniformity of presentation among the Company's two major revenue sectors.

     On a combined basis the term "Revenues" is the equivalent of the amount reported as "Gross Profit" in prior periods. All prior period amounts and discussions have been changed to reflect the new presentation of revenues.

         The adoption of SAB 101 did not have any impact on the net income of the Company.



I. Results of Operations - First Quarter, Fiscal 2001 Compared to First Quarter, Fiscal 2000.

     All figures included in the following discussion have been rounded to the nearest $1,000 for presentation purposes.

         Revenue:

     For the quarter ended September 30, 2000, the Company had consolidated revenue of $12,553,000 as compared to $6,753,000 for the same period in fiscal 2000, an increase of 85.9%. This increase resulted from substantial revenue increases in each of the Company's business segments as outlined below.


     E-TAD Program Revenue

     Revenue for the first quarter of fiscal 2001 from the E-TAD Program totaled $6,356,000, as compared to $4,073,000 in the first quarter of fiscal 2000, an increase of 56.1%. This increase represents a higher volume of E-TAD transactions that management believes were a direct result of the accelerated marketing and expansion program begun during the prior fiscal year and which continues today. (See also Consolidated Expenses and Liquidity and Capital Resources below).

     For the first quarter of fiscal 2001, total TAD originations (representing the face amount of all TAD transactions) totaled $83,440,000, as compared to $65,360,000 during the first quarter of fiscal 2000.


     International Merchandise Trade Revenue

     Revenue from international merchandise trade during this period climbed to $6,197,000, as compared to $2,680,000 in the first quarter of fiscal 2000, an increase of 131.2%. This increase was the result of increased product sales by Resources, rather than from price increases for the products sold. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During the first quarter of fiscal 2001, the Company's principal overseas markets continued to be (i) South America (ii) Europe, (iii) the Pacific Rim and (iv) Middle East.

     See "Consolidated Financial Statements - Note 2, Segment Information" for additional information.

     Consolidated Expenses

     General and administrative expenses for the quarter ended September 30, 2000 were $2,572,000, as compared to $2,039,000 for the same period last year, an increase of 26%. The major component of this increase was due to $462,000 of additional fees paid in connection with the increased international trade revenues noted above as well as increased legal fees. The legal fee increase of $277,000 reflects increased litigation costs to recover monies from defaulted TAD's. This increase was offset in part by a decline in salaries, payroll, and commissions from $1,105,000 in the first quarter of fiscal 2000 to $814,000 in the current quarter. This reflected cost reductions arising from the closing of Capital's offices in California and Georgia and the associated reduction in personnel, offset in part by expansion of sales and back-office personnel to support the new E-TAD Program.

     With respect to the balance of fiscal 2001, management projects the costs related to the E-TAD Program operations will continue to escalate, particularly as marketing efforts for the E-TAD Program increase and Capital implements its E-Commerce program. However, management believes that the impact of these continued increased costs would be outweighed by increased revenue as the benefits of the fiscal 2001 business and system development mature.

     Bad Debt, Interest Expense and Net Income

     Bad debt expense arises almost exclusively from the TAD business segment. International merchandise trade transactions are generally secured and the Company has had no history of losses. In the first quarter of fiscal 2001, the Company provided for bad debt expense in the amount of $571,000 as compared to $931,000 in the first quarter of fiscal 2000. In evaluating bad debt, management looks at the adequacy of its allowance for doubtful accounts based on the status of individual past due accounts as well as estimating the aggregate amount realizable based on aging.

     Management does not believe a meaningful comparison can be made between bad debt expense and revenues due to the current presentation in the Company's Consolidated Statements of Income. Management does believe that the appropriate comparison is between bad debt expense and total TAD originations for the period. Although the dollar amount of bad debt expense can be expected to increase as total TAD originations increase, when expressed as a percentage of total originations, it is expected that bad debt expense will decline.

     In the first quarter of fiscal 2001, the Company incurred net interest expense of $3,709,000 as compared to $922,000 in the same period last year. This increase is due to volume growth in both business segments. Fees and other expenses resulting from the ongoing need for new credit facilities are expensed as incurred due to the short-term nature of these facilities. Interest expense is expected to rise consistent with expected revenue growth in both business segments noted above.

     After provision for income taxes, the Company reported net income for the first quarter of fiscal 2001 of $4,895,000, or approximately $0.46 per share (diluted), as compared to $2,508,000 or $0.29 per share (diluted), for the first quarter of fiscal 2000. This represented an increase in net income of 95.2% over the same period last year and an increase in earnings per share of 58.6% over last year. The tax provision increased from $353,000 in the first quarter of fiscal 2000 to $806,000 in the current quarter primarily due to increased pre-tax income from the TAD segment.

     TAD  Pre-tax Income

     Pre-tax income attributable to the TAD business segment was $1,615,000 for the first quarter of fiscal 2001, as compared to $849,000 for the first quarter of fiscal 2000, an increase of just over 90%. Management believes that this significant improvement reflects the investment made in the expansion of the E-TAD program during fiscal 2000 and that such improvement will continue during the balance of fiscal 2001.

     International Merchandise Trade Pre-tax Income

     Pre-tax income for the September 30, 2000 quarter from international merchandise trade operations totaled $4,086,000 as compared to $2,012,000 for the first quarter of fiscal 2000, an increase of just over 103%. Management believes that these operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue to be sustained.

     II.  Discussion of Financial Condition - Liquidity and Capital Resources

     At September 30, 2000, the Company had working capital of approximately $42,769,000 as compared to working capital of $38,233,000 at June 30,2000. As of September 30, 2000 the Company had cash and cash equivalents of $6,588,000 as compared to $9,424,000 at June 30, 2000. Short-term borrowings decreased $11,665,000 from June 30 to September 30, 2000. Such changes in working capital, short-term borrowings, and cash and cash equivalents resulted from normal variations in the utilization of these items by Capital in its operations, and not due to any trend which is expected to have a continuing effect upon operations in the future. However, consistent with prudent business practice, management attempts to minimize cash at Capital so as to reduce short-term borrowings and related interest expense.

     At September 30, 2000, Capital had approximately $26.1 million in Surety bonds guaranteeing payment of E-TADs it had purchased, in addition to $12.5 million in credit insurance.

     In recent years, the Company has experienced growth in its accounts receivable due to the nature of the revenue made by its international merchandise trade division. Revenue by International principally involves larger, higher priced products. Consequently, the average invoice amounts, as well as the average per item cost is relatively high, resulting in higher costs as well as higher accounts receivable and payable. On the other hand, the revenue generated by Actrade S.A. are from the revenue of less expensive foreign made products where the typical margins are much lower than for similar American products. These factors continued to be true throughout the first quarter of fiscal 2001 and are expected to continue for the foreseeable future.

     At September 30, 2000, the Company's total stockholders' equity increased to $45,396,000 as compared to $40,478,000 at June 30, 2000. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.

     During the balance of fiscal 2001, the Company projects no significant additional capital expenditures in connection with any of the Company's international merchandise trade operations. Management plans to utilize current cash on hand in connection with its international merchandise trading operations principally for (i) general working capital reserves to meet any extraordinary or unexpected expenses; (ii) and to finance, if required, the Company's trading operations.

     However, in connection with the E-TAD Program, management expects that it will have significant additional capital expenditures relating to the ongoing expansion of sales and marketing operations, including implementation of its E-Commerce initiative.

     At September 30, 2000, there existed four credit facilities with four different banks through which the purchase of TADs were financed: a $25 million securitization facility; $20 million and $40 million credit facilities with two financial institutions in the United States; and a CN$5 million (Canadian) credit facility with a financial institution in Canada. In order to sustain a future growth rate comparable to that experienced in the past few years, management will need to further expand its credit facilities and other means for financing its purchase of E-TADs. Although discussions are ongoing with several other financial institutions to add additional credit facilities to fund the future expansion of the TAD Program, no assurance can be given that such discussions will result in the completion of any new financing facilities. However, based upon its experience with its present lenders, as well as discussions with other financial institutions, management believes that it will be able to secure adequate financing to sustain the growth of the TAD Program in the foreseeable future.

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



Dated:  October 30, 2000



ACTRADE FINANCIAL TECHNOLOGIES LTD.

BY: /s/ Joseph P. D'Alessandris
    ------------------------------
    Chief Financial Officer