Form 10-Q
period 2000-12-31
ACTRADE FINANCIAL TECHNOLOGIES LTD
filed 2001-01-29
CIK 819255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                             ----------------------

                For the quarterly period ended December 31, 2000

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

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of January 29, 2001 there were outstanding 9,057,520 shares of Common Stock, par value $.0001.

                                      INDEX


PART I.  FINANCIAL INFORMATION



Item 1.   Consolidated Financial Statements (Unaudited)

                                                                        Page
       Consolidated balance sheets as of December 31, 2000 and
           June 30, 2000                                                 3

       Consolidated statements of income for the six and
            three months ended December 31, 2000 and 1999                4

       Consolidated statements of cash flows for the six
           months ended December 31, 2000 and 1999                       5

      Notes to consolidated financial statements                         6

Item 2.   Management's discussion and analysis of financial
             condition and results of operations                         8

PART II.  OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                               16

Signatures                                                              17


ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
 (Formerly Actrade International, Ltd.)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS



                                                                                     DECEMBER 31,        JUNE 30,
                                                                                         2000              2000
                                                                                     (UNAUDITED)
ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                                          $14,445           $9,424
     Accounts receivable - trade                                                         21,230           18,202
     Trade acceptance drafts receivable and investment in and due from qualifying special purpose entity (net of deferred income
       and allowance for doubtful accounts of $1,512 and $4,140 at
       December 31, 2000 and $1,311 and $3,044 at June 30, 2000)                         39,687           44,717
     Deferred income taxes                                                                1,418              905
     Other current assets                                                                   303              423
                                                                                        -------          -------
         Total Current Assets                                                            77,083           73,671

   PROPERTY AND EQUIPMENT, NET                                                            1,960            1,844

   OTHER ASSETS                                                                             671              401
                                                                                        -------          -------
TOTAL ASSETS                                                                            $79,714          $75,916
                                                                                        =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
     Short-term borrowings                                                              $25,714          $32,707
     Other current liabilities                                                            2,678            2,731
                                                                                        -------          -------
         Total Current Liabilities                                                       28,392           35,438
                                                                                        -------          -------

  STOCKHOLDERS' EQUITY:
     Common stock, $0.0001 par value; authorized 100,000,000 shares, issued and outstanding 9,433,850 and 9,057,520 shares at December 31, 2000 and
       9,332,865 and 8,983,695 shares at June 30, 2000                                        1                1
     Additional paid-in capital                                                          22,525           21,505
     Retained earnings                                                                   36,296           25,640
     Accumulated other comprehensive income (loss)                                           27               (9)
     Treasury stock at cost                                                              (7,527)          (6,659)
                                                                                        -------          -------
          Total Stockholders' Equity                                                     51,322           40,478
                                                                                        -------          -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $79,714          $75,916
                                                                                        =======          =======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                     (Formerly Actrade International, Ltd.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                  DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS


                                                               SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                 DECEMBER 31,                  DECEMBER 31,
                                                        ---------------------------  ---------------------------
                                                                2000          1999           2000          1999

Revenue:
          Trade Acceptance Drafts                            $13,243        $8,151         $6,887        $4,078
          International Merchandise Trade                     13,671         5,524          7,474         2,844
                                                             -------        ------         ------        ------
Total Revenue                                                 26,914        13,675         14,361         6,922
                                                             -------        ------         ------        ------

Operating Expenses:
          General and administrative                          (5,329)       (4,063)        (2,757)       (2,024)
          Bad debt                                            (1,261)       (2,316)          (690)       (1,385)
          Interest, net                                       (8,330)       (2,316)        (4,621)       (1,394)
                                                             -------        ------         ------        ------
Total Operating Expenses                                     (14,920)       (8,695)        (8,068)       (4,803)
                                                             -------        ------         ------        ------

Income before Provision for Income Taxes                      11,994         4,980          6,293         2,119

Provision for Income Taxes                                    (1,338)         (473)          (532)         (120)
                                                             -------        ------         ------        ------
Net Income                                                   $10,656        $4,507         $5,761        $1,999
                                                             =======        ======         ======        ======

Net Income per Common Share:
Basic                                                          $1.18         $0.52          $0.64         $0.23
Diluted                                                        $1.01         $0.51          $0.55         $0.22

Weighted Average Number of Shares Outstanding:
Basic                                                      9,015,474     8,587,831      9,038,132     8,646,428
Diluted                                                   10,601,676     8,862,945     10,466,318     9,068,434


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
(Formerly Actrade International, Ltd.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------
                              DOLLARS IN THOUSANDS

                                                                                     SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                            ------------------------------------
                                                                                 2000              1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $10,656               $4,507
  Adjustments to reconcile net income to net cash provided by
     (used in) by operating activities:
      Depreciation and amortization                                               453                  129
      Bad debt expense                                                          1,261                2,316
      Deferred income                                                             201                  419
      Loss (income) from qualifying special purpose entity                        137               (1,304)
      Compensation expense-amortization of warrants issued                          0                  124
      Deferred income taxes                                                      (513)                (854)
 Changes in operating assets and liabilities:
      Accounts receivable - trade and
       trade acceptance drafts receivable and investment in and
        due from qualifying special purpose entity                                403              (21,363)
     Other assets                                                                (163)                 (90)
     Other current liabilities                                                    (53)               2,009
                                                                              -------              -------
Net cash provided by (used in) operating activities                            12,382              (14,107)
                                                                              -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                          (520)                (675)
                                                                              -------              -------
Net cash used in investing activities                                            (520)                (675)
                                                                              -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Change in short-term borrowings                                           (6,993)              13,961
     Proceeds from stock option exercise                                          152                  121
                                                                              -------              -------
Net cash provided by financing activities                                      (6,841)              14,082
                                                                              -------              -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            5,021                 (700)

Cash, beginning of period                                                       9,424                5,199
                                                                              -------              -------

CASH, END OF PERIOD                                                           $14,445               $4,499
                                                                              =======               ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid during the fiscal period                                    $8,386                 $800
                                                                               ======                 ====

     Income taxes paid during the fiscal period                                $2,550                 $959
                                                                               ======                 ====

     Exercise of options in exchange for common stock                            $868               $1,734
                                                                                 ====               ======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

              ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              DOLLARS IN THOUSANDS



1.   Summary of Significant Accounting Policies:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Actrade Financial Technologies Ltd. (the "Company") and subsidiaries on Form 10-K for the fiscal year ended June 30, 2000.

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

2.   Segment Information:

     The Company's business operations are divided into two principal business segments: the trade acceptance draft program and international merchandise trade activities. The Company's business segments are based on business units or entities that offer different products and services. They are managed separately because each business segment requires different strategic initiatives and marketing.

     The following is a summary of the Company's segment information:


                                          SIX MONTHS ENDED DECEMBER 31,  THREE MONTHS ENDED DECEMBER 31,
                                          ----------------------------   ----------------------------
                                                 2000          1999             2000          1999
Revenue:
  Trade Acceptance Drafts                       $13,243      $ 8,151           $ 6,887       $4,078
  International Merchandise Trade                13,671        5,524             7,474        2,844
                                                -------      -------           -------       ------
                                                $26,914      $13,675           $14,361       $6,922
                                                =======      =======           =======       ======

Income before Provision for
  Income Taxes:
  Trade Acceptance Drafts                       $ 2,695      $ 1,192           $ 1,080       $  343
  International Merchandise Trade                 9,299        3,788             5,213        1,776
                                                -------      -------           -------       ------
                                                $11,994      $ 4,980           $ 6,293       $2,119
                                                =======      =======           =======       ======

Depreciation and Amortization:
  Trade Acceptance Drafts                       $   446      $   121           $   211       $   59
  International Merchandise Trade                     7            8                 3            4
                                                -------      -------           -------       ------
                                                $   453      $   129           $   214       $   63
                                                =======      =======           =======       ======

Interest Expense:
  Trade Acceptance Drafts                       $ 4,629      $   903           $ 2,569       $  496
  International Merchandise Trade                 3,804        1,429             2,114          905
                                                -------      -------           -------       ------
                                                $ 8,433      $ 2,332           $ 4,683       $1,401
                                                =======      =======           =======       ======

                                              December 31,
                                                 2000                      June 30, 2000
                                              ------------                 -------------
Total Assets:
  Trade Acceptance Drafts                       $28,893                        $34,356
  International Merchandise Trade                50,821                         41,560
                                                -------                        ------
                                                $79,714                        $75,916
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

           SEGMENT REPORTING DISCLOSURES.

    The Company's sales are generated from two major business segments: the trade acceptance draft program ("TAD Program"), including the recently introduced E-TAD Program, and international merchandise trade. For purposes of this Report, references to the E-TAD Program include the original TAD Program. A TAD is a post-dated payment draft prepared by the seller of goods or services ("Supplier") and accepted by the buyer of the goods or services ("Buyer") by the Buyer signing and delivering the draft back to the Supplier. The E-TAD Program denotes the Company's ongoing plan for all aspects of TADs to be processed, marketed, and fulfilled electronically, including prospective E-commerce applications. The E-TAD Program is operated by Actrade Capital, Inc. ("Capital") in the United States and Actrade Capital Canada, Inc. ("Actrade Canada") in Canada. The Company's international merchandise trade operations are conducted through Actrade International Corp. ("International"), which is engaged in the re-sale of American made products to foreign buyers and Actrade S.A., including its wholly owned subsidiary Actrade Resources, Inc. ("Resources"), which engage in the sale of non-US products to foreign buyers. See discussion immediately below.

           CHANGES IN INCOME STATEMENT INFORMATION


   Beginning with the Company's 10-K Report for fiscal 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB101") - Revenue Recognition in Financial Statements. In essence, the adoption of SAB101 changed the presentation of revenue information on the Consolidated Statements of Income of the Company. In conformity with the requirements of SAB101, the Company's Consolidated Statements of Income simply reflect "Revenue". In the case of Capital, "Revenue" represents the net of total TAD originations (i.e. the face amount of the TADs purchased by Capital) less the cost of purchasing those TADs. Similarly "Revenues" from its International Merchandise Trade activities are also reported on a net basis. This change provides uniformity of presentation among the Company's two major revenue sectors.

   On a combined basis the term "Revenue" is the equivalent of the amount reported as "Gross Profit" in prior periods. All prior period amounts and discussions have been changed to reflect the new presentation of revenues.

   The adoption of SAB 101 did not have any impact on the net income of the Company.


I. RESULTS OF OPERATIONS - SIX AND THREE MONTHS ENDED DECEMBER 31, 2000, FISCAL 2001 COMPARED TO SIX AND THREE MONTHS ENDED DECEMBER 31, 2000, FISCAL 2000.

     All figures included in the following discussion have been rounded to the nearest $1,000 for presentation purposes.

        A. SIX MONTHS ENDED DECEMBER 31, 2000 VS. DECEMBER 31, 1999:

         REVENUE:

     For the first six months of fiscal 2001, the Company had consolidated revenue of $26,914,000 as compared to $13,675,000 for the same period in fiscal 2000, an increase of 96.8%. This increase resulted from substantial revenue increases in each of the Company's business segments as outlined below.

     E-TAD PROGRAM

     Revenue for the six months ended December 31, 2000 from the E-TAD Program totaled $13,243,000, as compared to $8,151,000 in the six months ended December 31, 1999, an increase of 62.5%. This increase represents a higher volume of E-TAD transactions that management believes were a direct result of the accelerated marketing and expansion program begun during the prior fiscal year and which continues today. (See also "EXPENSES" and "LIQUIDITY AND CAPITAL RESOURCES" below).

     For the six months ended December 31, 2000, total TAD originations (representing the face amount of all TAD transactions) totaled $164,948,000.


     INTERNATIONAL MERCHANDISE TRADE

     Revenue from international merchandise trade during this period climbed to $13,671,000 for the first six months of fiscal 2001, as compared to $5,524,000 for the first six months of fiscal 2000, an increase of 147.5%. This increase was the result of increased product sales by Resources, rather than from price increases for the products sold. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During the first six months of fiscal 2001, the Company's principal overseas markets continued to be (i) South America (ii) Europe, (iii) the Pacific Rim and (iv) Middle East.

     See "CONSOLIDATED FINANCIAL STATEMENTS - NOTE 2, SEGMENT INFORMATION" for additional information.

          EXPENSES:

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the six months ended December 31, 2000 were $5,329,000, as compared to $4,063,000 for the same period last year, an increase of 31.2%. This increase includes $527,000 of additional fees paid in connection with the increased international trade revenues noted above as well as increased legal fees. The legal fee increase of $847,000 reflects increased litigation costs to recover monies from defaulted TAD's. Most of these costs have been incurred in connection with the litigation described in Note 13 to the financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Compensation (including commissions and facility costs) declined to $2,279,000 in the first six months of fiscal 2001 from $2,621,000 in the prior period. This reflected cost reductions arising from the closing of Capital's offices in California and Georgia and the associated reduction in personnel, offset in part by expansion of sales, back-office personnel and additional office space to support the new E-TAD Program. This expansion also accounted for the $234,000 increase in other components of general and administrative expenses.

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


     BAD DEBT

     Bad debt expense arises almost exclusively from the TAD business segment. International merchandise trade transactions are generally secured and the Company has had no history of losses. For the first six months of fiscal 2001, the Company provided for bad debt expense in the amount of $1,261,000 as compared to $2,316,000 in the first six months of fiscal 2000. In evaluating bad debts, management looks at the adequacy of its allowance for doubtful accounts based on the status of individual past due accounts as well as estimating the aggregate amount realizable based on aging.

     INTEREST

     For the first six months of fiscal 2001, the Company incurred net interest expense of $8,330,000 as compared to $2,316,000 in the same period last year. This increase is due to volume growth in both business segments. Fees and other expenses resulting from the ongoing need for new credit facilities are expensed as incurred due to the short-term nature of these facilities. Interest expense is expected to rise consistent with expected revenue growth in both business segments noted above.

            PRE-TAX INCOME:

     E-TAD PROGRAM

     Pre-tax income attributable to the TAD business segment was $2,695,000 for the first six months of fiscal 2001, as compared to $1,192,000 for the first six months of fiscal 2000, an increase of 126.1%. Management believes that this significant improvement reflects the investment made in the expansion of the E-TAD program during fiscal 2000 and that such improvement will continue during the balance of fiscal 2001.

     INTERNATIONAL MERCHANDISE TRADE

     Pre-tax income for the six months ended December 31, 2000 from international merchandise trade operations totaled $9,299,000 as compared to $3,788,000 for the first six months of fiscal 2000, an increase of just over 145.5%. Management believes that these operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue to be sustained.

            NET INCOME:

     After provision for income taxes, the Company reported net income for the first six months of fiscal 2001 of $10,656,000, or $1.01 per share (diluted), as compared to $4,507,000 or $0.51 per share (diluted), for the first six months of fiscal 2000. This represented an increase in net income of 136.4% over the same period last year and an increase in earnings per share of 98.0% over last year. The tax provision increased from $473,000 in the first six months of fiscal 2000 to $1,338,000 in the current period primarily due to increased pre-tax income from the TAD segment. Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as currently it is the intention of the Company to reinvest such earnings in their foreign operations. Substantially all of the pre-tax income for the International Merchandise Trade segment is comprised of such unrepatriated earnings.

         B. THREE MONTHS ENDED DECEMBER 31, 2000 VS. DECEMBER 31, 1999:

         REVENUE:

     For the three months ended December 31, 2000 of fiscal 2001, the Company had consolidated revenue of $14,361,000 as compared to $6,922,000 for the same period in fiscal 2000, an increase of 107.5%. This increase resulted from substantial revenue increases in each of the Company's business segments as outlined below.

     E-TAD PROGRAM

     Revenue for the second quarter of fiscal 2001 from the E-TAD Program totaled $6,887,000, as compared to $4,078,000 in the second quarter of fiscal 2000, an increase of 68.9%. This increase represents a higher volume of E-TAD transactions that management believes were a direct result of the accelerated marketing and expansion program begun during the prior fiscal year and which continues today. (See also "EXPENSES" and "LIQUIDITY AND CAPITAL RESOURCES" below).

     For the second quarter of fiscal 2001, total TAD originations (representing the face amount of all TAD transactions) totaled $81,508,000.

     INTERNATIONAL MERCHANDISE TRADE

     Revenue from international merchandise trade during this period climbed to $7,474,000 for the second quarter of fiscal 2001, as compared to $2,844,000 for the second quarter of fiscal 2000, an increase of 162.8%. This increase was the result of increased product sales by Resources, rather than from price increases for the products sold. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During the three months of fiscal 2001, the Company's principal overseas markets continued to be (i) South America (ii) Europe,
     (iii) the Pacific Rim and (iv) Middle East.

     See "CONSOLIDATED FINANCIAL STATEMENTS - NOTE 2, SEGMENT INFORMATION" for additional information.

            EXPENSES:

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended December 31, 2000 were $2,757,000, as compared to $2,024,000 for the same period last year, an increase of 36.2%. The major component of this increase was a legal fee increase of $553,000. This reflects increased litigation costs to recover monies from defaulted TAD's. Most of these costs were incurred in connection with the litigation described in Note 13 to the financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Other general and administrative expenses increased $180,000. This represents expansion of the sales and back office personnel and facilities to support the new E-TAD program. This was partially offset by cost reductions arising from the closing of Capital's offices in California and Georgia and the associated reduction in personnel and facility costs.

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

     BAD DEBT

     Bad debt expense arises almost exclusively from the TAD business segment. International merchandise trade transactions are generally secured and the Company has had no history of losses. For the three months ended December 31, 2000 of fiscal 2001, the Company provided for bad debt expense in the amount of $690,000 as compared to $1,385,000 during the same quarter of fiscal 2000. In evaluating bad debts, management looks at the adequacy of its allowance for doubtful accounts based on the status of individual past due accounts as well as estimating the aggregate amount realizable based on aging.

     INTEREST

     For the second quarter of fiscal 2001, the Company incurred net interest expense of $4,621,000 as compared to $1,394,000 in the same period last year. This increase is due to volume growth in both business segments. Fees and other expenses resulting from the ongoing need for new credit facilities are expensed as incurred due to the short-term nature of these facilities. Interest expense is expected to rise consistent with expected revenue growth in both business segments noted above.

           PRE-TAX INCOME:

     E-TAD PROGRAM

     Pre-tax income attributable to the TAD business segment was $1,080,000 for the second quarter of fiscal 2001, as compared to $343,000 for the second quarter of fiscal 2000, an increase of 214.9%. Management believes that this significant improvement reflects the investment made in the expansion of the E-TAD program during fiscal 2000 and that such improvement will continue during the balance of fiscal 2001.

     INTERNATIONAL MERCHANDISE TRADE

     Pre-tax income for the three months ended December 31, 2000 from international merchandise trade operations totaled $5,213,000 as compared to $1,776,000 for the three months ended December 31, 1999, an increase of 193.5%. Management believes that these operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue to be sustained.

          NET INCOME:

     After provision for income taxes, the Company reported net income for the second quarter of fiscal 2001 of $5,761,000, or $0.55 per share (diluted), as compared to $1,999,000 or $0.22 per share (diluted), for the second quarter of fiscal 2000. This represented an increase in net income of 188.2% over the same period last year and an increase in earnings per share of 149.7% over last year. The tax provision increased from $120,000 for the second quarter of fiscal 2000 to $532,000 in the current period primarily due to increased pre-tax income from the TAD segment. Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as currently it is the intention of the Company to reinvest such earnings in their foreign operations. Substantially all of the pre-tax income for the International Merchandise Trade segment is comprised of such unrepatriated earnings.


     II.  DISCUSSION OF FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had working capital of $48,691,000 as compared to working capital of $38,233,000 at June 30,2000. As of December 31, 2000 the Company had cash and cash equivalents of $14,445,000 as compared to $9,424,000 at June 30, 2000. Short-term borrowings decreased $6,933,000 from June 30 to December 31, 2000. Such changes in working capital, short-term borrowings, and cash and cash equivalents resulted from normal variations in the utilization of these items by Capital in its operations, and not due to any trend which is expected to have a continuing effect upon operations in the future. However, consistent with prudent business practice, management attempts to minimize cash at Capital so as to reduce short-term borrowings and related interest expense.

     At December 31, 2000, Capital had approximately $31.2 million in Surety bonds guaranteeing payment of E-TADs it had purchased, in addition to $12.5 million in credit insurance.

     In recent years, the Company has experienced growth in its accounts receivable due to the nature of the revenue made by its international merchandise trade division. Revenue by International principally involves larger, higher priced products. Consequently, the average invoice amounts, as well as the average per item cost is relatively high, resulting in higher costs as well as higher accounts receivable and payable. On the other hand, the revenue generated by Actrade S.A. arises from the sale of less expensive foreign- made products where the typical margins are much lower than for similar American products. These factors continued to be true throughout the first half of fiscal 2001 and are expected to continue for the foreseeable future.

     At December 31, 2000, the Company's total stockholders' equity increased to $51,322,000 as compared to $40,478,000 at June 30, 2000. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.

     During the balance of fiscal 2001, the Company projects no significant additional capital expenditures in connection with any of the Company's international merchandise trade operations. Management plans to utilize current cash on hand in connection with its international merchandise trade operations principally for (i) general working capital reserves to meet any extraordinary or unexpected expenses; (ii) and to finance, if required, the Company's trade operations.

     However, in connection with the E-TAD Program, management expects that it will have significant additional capital expenditures relating to the ongoing expansion of sales and marketing operations, including implementation of its E-Commerce initiative.

     At December 31, 2000, there existed four credit facilities with four different banks through which the purchase of TADs were financed: a $25 million securitization facility; $20 million and $40 million credit facilities with two financial institutions in the United States; and a CN$5 million (Canadian) credit facility with a financial institution in Canada. In order to sustain a future growth rate comparable to that experienced in the past few years, management will need to further expand its credit facilities and other means for financing its purchase of E-TADs. Although discussions are ongoing with several other financial institutions to add additional credit facilities to fund the future expansion of the TAD Program, no assurance can be given that such discussions will result in the completion of any new financing facilities. However, based upon its experience with its present lenders, as well as discussions with other financial institutions, management believes that it will be able to secure adequate financing to sustain the growth of the TAD Program in the foreseeable future.

     Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future.

  RECENT ACCOUNTING PRONOUNCEMENTS

  In September 2000, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is currently evaluating this pronouncement; however, the Company does not expect it to have a material effect on its financial position or results of operations.



     PART II. OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K

         The Issuer filed a Report on Form 8-K dated October 30, 2000 recasting (for informational purposes only) previously issued unaudited quarterly income statements. This was done in connection with the Issuer's adoption of SAB 101-REVENUE RECOGNITION IN FINANCIAL STATEMENTS.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  January 29, 2001



ACTRADE FINANCIAL TECHNOLOGIES LTD.


BY: /s/ Joseph P. D'Alessandris
    ---------------------------
        Chief Financial Officer