Form 10-Q
period 2001-03-31
ACTRADE FINANCIAL TECHNOLOGIES LTD
filed 2001-05-01
CIK 819255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                       ----------------------------------

                  For the quarterly period ended March 31, 2001

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

                             Yes [X] No [ ]

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of April 30, 2001 there were outstanding 9,070,020 shares of Common Stock, par value $.0001.

                                      INDEX


Part I.  Financial Information

                                                                            Page


Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 2001 and
             June 30, 2000                                                     3
         Consolidated Statements of Income for the nine and
            three months ended March 31, 2001 and 2000                         4

         Consolidated Statements of Cash Flows for the nine
           months ended March 31, 2001 and 2000                                5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                          8

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17


ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
(Formerly Actrade International, Ltd.)

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts


                                                                                          March 31,        June 30,
                                                                                            2001             2000
                                                                                         (Unaudited)
     ASSETS
       CURRENT ASSETS:
          Cash and cash equivalents                                                         $14,867         $ 9,424
          Accounts receivable - trade                                                        27,192          18,202
          Trade acceptance drafts receivable and investment in and due from qualifying special purpose entity (net of deferred income
            and allowance for doubtful accounts of $1,400 and $3,042 at
            March 31, 2001 and $1,311 and $3,044 at June 30, 2000)                           37,921          44,717
          Deferred income taxes                                                                 934             905
          Other current assets                                                                  286             423
                                                                                            -------         -------
              Total Current Assets                                                           81,200          73,671

        PROPERTY AND EQUIPMENT, NET                                                           1,873           1,844

        OTHER ASSETS                                                                            659             401
                                                                                            -------         -------
     TOTAL ASSETS                                                                           $83,732         $75,916
                                                                                            =======         =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
          Short-term borrowings                                                             $23,458         $32,707
          Other current liabilities                                                           2,213           2,731
                                                                                            -------         -------
              Total Current Liabilities                                                      25,671          35,438
                                                                                            =======         =======
       STOCKHOLDERS' EQUITY:
          Common stock, $0.0001 par value; authorized 100,000,000 shares, issued and outstanding 9,446,350 and 9,070,020 shares at March 31, 2001 and
            9,332,865 and 8,983,695 shares at June 30, 2000                                       1               1
          Additional paid-in capital                                                         22,691          21,505
          Retained earnings                                                                  42,829          25,640
          Accumulated other comprehensive income (loss)                                          67              (9)
          Treasury stock at cost                                                             (7,527)         (6,659)
                                                                                            -------         -------
               Total Stockholders' Equity                                                    58,061          40,478
                                                                                            -------         -------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $83,732         $75,916
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

              ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                     (Formerly Actrade International, Ltd.)

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts

                                                         Nine months ended                Three months ended
                                                             March 31,                         March 31,
                                                      ------------------------         ------------------------
                                                        2001           2000              2001            2000
Revenue:
          Trade Acceptance Drafts                     $ 21,231        $ 12,832         $ 7,988         $ 4,681
          International Merchandise Trade               21,658           9,007           7,987           3,483
                                                      --------        --------         -------         -------
Total Revenue                                           42,889          21,839          15,975           8,164
                                                      --------        --------         -------         -------

Operating Expenses:
          General and administrative                    (8,166)         (6,910)         (2,837)         (2,847)
          Bad debt                                      (2,273)         (3,626)         (1,012)         (1,310)
          Interest, net                                (13,040)         (3,443)         (4,710)         (1,127)
                                                      --------        --------         -------         -------
Total Operating Expenses                               (23,479)        (13,979)         (8,559)         (5,284)
                                                      --------        --------         -------         -------

Income before Provision for Income Taxes                19,410           7,860           7,416           2,880

Provision for Income Taxes - (Expense) Benefit          (2,221)           (166)           (883)            307
                                                      --------        --------         -------         -------

Net Income                                            $ 17,189         $ 7,694         $ 6,533         $ 3,187
                                                      ========         =======         =======         =======

Net Income per Common Share:
Basic                                                    $1.90           $0.89           $0.72           $0.36
Diluted                                                  $1.61           $0.86           $0.60           $0.35

Weighted Average Number of Shares Outstanding:
Basic                                                9,031,990       8,661,434       9,064,937       8,810,196
Diluted                                             10,698,237       8,926,306      10,907,023       9,203,399



See notes to consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
(Formerly Actrade International, Ltd.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------
                              Dollars in thousands

                                                                                       Nine months ended March 31,
                                                                                       --------------------------
                                                                                           2001           2000
     CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                                         $17,189        $7,694
       Adjustments to reconcile net income to net cash provided by
          (used in) by operating activities:
           Depreciation and amortization                                                      699           355
           Bad debt expense                                                                 2,273         3,626
           Deferred income                                                                     89           909
           Loss (income) from qualifying special purpose entity                               639        (1,108)
           Compensation expense-amortization of warrants issued                                 0           186
           Deferred income taxes                                                              (29)         (181)
      Changes in operating assets and liabilities:
           Accounts receivable - trade and
            trade acceptance drafts receivable and investment in and
            due from qualifying special purpose entity                                     (5,195)      (34,339)
          Other assets                                                                       (116)       (1,410)
          Other current liabilities                                                          (518)        1,676
                                                                                          -------      --------
     Net cash provided by (used in) operating activities                                   15,031       (22,592)
                                                                                          -------      --------
     CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of property and equipment                                                 (657)         (835)
                                                                                          -------      --------
     Net cash used in investing activities                                                   (657)         (835)
                                                                                          -------      --------
     CASH FLOWS FROM FINANCING ACTIVITIES
          Change in short-term borrowings                                                  (9,249)       25,093
          Proceeds from stock option exercise                                                 318           145
                                                                                          -------      --------
     Net cash (used in) provided by financing activities                                   (8,931)       25,238
                                                                                          -------      --------
     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   5,443         1,811
     Cash, beginning of period                                                              9,424         5,199
                                                                                          -------      --------
     CASH, END OF PERIOD                                                                  $14,867        $7,010
                                                                                          =======      ========
     Supplemental disclosures of cash flow information:
          Interest paid during the fiscal period                                          $13,156        $1,441
                                                                                          =======      ========

          Income taxes paid during the fiscal period                                       $2,887          $991
                                                                                          =======      ========
          Exercise of options in exchange for common stock                                   $868        $3,743
                                                                                          =======      ========

See notes to consolidated financial statements.

              ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                              Dollars in thousands



1.  Summary of Significant Accounting Policies

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

2.  Segment Information

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

    The following is a summary of the Company's segment information:




                                                                 Nine months ended   Three months ended
                                                                      March 31,           March 31,
                                                                 -----------------   ------------------
                                                                   2001      2000      2001      2000
Revenue:
  Trade Acceptance Drafts                                        $21,231   $12,832   $ 7,988    $4,681
  International Merchandise Trade                                 21,658     9,007     7,987     3,483
                                                                 -------   -------   -------    ------
                                                                 $42,889   $21,839   $15,975    $8,164
                                                                 =======   =======   =======    ======

Income before Provision for
  Income Taxes:
  Trade Acceptance Drafts                                        $ 4,346   $ 1,516   $ 1,651    $  324
  International Merchandise Trade                                 15,064     6,344     5,765     2,556
                                                                 -------   -------   -------    ------
                                                                 $19,410   $ 7,860   $ 7,416    $2,880
                                                                 =======   =======   =======    ======

Depreciation and Amortization:
  Trade Acceptance Drafts                                        $   688   $   340   $   242    $  219
  International Merchandise Trade                                     11        15         4         7
                                                                 -------   -------   -------    ------
                                                                 $   699   $   355   $   246    $  226
                                                                 =======   =======   =======    ======


Interest, Net:
  Trade Acceptance Drafts                                        $ 7,386   $ 1,464   $ 2,757    $  561
  International Merchandise Trade                                  5,654     1,979     1,953       566
                                                                 -------   -------   -------    ------
                                                                 $13,040   $ 3,443   $ 4,710    $1,127
                                                                 =======   =======   =======    ======



                                                March 31,                June 30,
                                                  2001                     2000
                                                ---------                --------
Total Assets:
  Trade Acceptance Drafts                        $28,332                 $34,356
  International Merchandise Trade                 55,400                  41,560
                                                 -------                 ------
                                                 $83,732                 $75,916
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

        o The imposition of new restrictions or regulations affecting either the Company's international merchandise trade activities or its E-TAD Program, either in the United States or in Canada.

    To the extent possible, the following discussion will highlight the relative needs of the Company with respect to both its international merchandise trade activities and in connection with the ongoing expansion of its E-TAD Program.

        Segment Reporting Disclosures.

    The Company's sales are generated from two major business segments: the trade acceptance draft program ("TAD Program") including the recently introduced E-TAD Program, and international merchandise trade. For purposes of this Report, references to the E-TAD Program include the original TAD Program. A TAD is a post-dated payment draft prepared by the seller of goods or services ("Supplier") and accepted by the buyer of the goods or services ("Buyer") by the Buyer signing and delivering the draft back to the Supplier. The E-TAD Program denotes the Company's ongoing plan for all aspects of TADs to be processed, marketed, and fulfilled electronically, including prospective E-commerce applications. The E-TAD Program is operated by Actrade Capital, Inc. ("Capital") in the United States and Actrade Capital Canada, Inc. ("Actrade Canada") in Canada. The Company's international merchandise trade operations are conducted through Actrade International Corp. ("International"), which is engaged in the re-sale of American made products to foreign buyers and Actrade S.A., including its wholly owned subsidiary Actrade Resources, Inc. ("Resources"), which engage in the sale of non-US products to foreign buyers. See discussion immediately below.

        Changes in Income Statement Information


    Beginning with the Company's 10-K Report for fiscal 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB101") - Revenue Recognition in Financial Statements. In essence, the adoption of SAB101 changed the presentation of revenue information on the Consolidated Statements of Income of the Company. In conformity with the requirements of SAB101, the Company's Consolidated Statements of Income simply reflect "Revenue". In the case of Capital, "Revenue" represents the net of total TAD originations (i.e. the face amount of the TADs purchased by Capital) less the cost of purchasing those TADs. Similarly "Revenue" from its International Merchandise Trade activities is also reported on a net basis. This change provides uniformity of presentation among the Company's two major revenue sectors.

    On a combined basis the term "Revenue" is the equivalent of the amount reported as "Gross Profit" in prior periods. All prior period amounts and discussions have been changed to reflect the new presentation of revenue.

    The adoption of SAB 101 did not have any impact on the net income of the Company.


I. Results of Operations - Nine and Three Months Ended March 31, 2001, Fiscal 2001 Compared to Nine and Three Months Ended March 31, 2000, Fiscal 2000.

    All figures included in the following discussion have been rounded to the nearest $1,000 for presentation purposes.

        A. Nine Months Ended March 31, 2001 vs. March 31, 2000:

         Revenue:

    For the first nine months of fiscal 2001, the Company had consolidated revenue of $42,889,000 as compared to $21,839,000 for the same period in fiscal 2000, an increase of 96.4%. This increase resulted from substantial revenue increases in each of the Company's business segments as outlined below.


    E-TAD Program

    Revenue for the nine months ended March 31, 2001 from the E-TAD Program totaled $21,231,000, as compared to $12,832,000 for the nine months ended March 31, 2000, an increase of 65.5%. This increase represents a higher volume of E-TAD transactions that management believes were a direct result of the accelerated marketing and expansion program begun during the prior fiscal year and which continues today. (See also "Expenses" and "Liquidity and Capital Resources" below).

    For the nine months ended March 31, 2001, total TAD originations (representing the face amount of all TAD transactions) totaled $267,827,000.

    International Merchandise Trade

    Revenue from international merchandise trade during this period climbed to $21,658,000 for the first nine months of fiscal 2001, as compared to $9,007,000 for the first nine months of fiscal 2000, an increase of 140.5%. This increase was the result of increased product sales by Resources, rather than from price increases for the products sold. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During the first nine months of fiscal 2001, the Company's principal overseas markets continued to be (i) South America
    (ii) Europe, (iii) the Pacific Rim and (iv) Middle East.

    See "Consolidated Financial Statements - Note 2, Segment Information" for additional information.

          Expenses:

    General and Administrative

    General and administrative expenses for the nine months ended March 31, 2001 were $8,166,000, as compared to $6,910,000 for the same period last year, an increase of 18.2%. This increase includes $559,000 of additional fees paid in connection with the increased international trade revenue noted above as well as increased legal fees. The legal fee increase of $981,000 reflects increased litigation costs to recover monies from defaulted TADs. Most of these costs have been incurred in connection with the litigation described in Note 13 to the financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Other professional fees decreased $443,000 due to non-recurring financial and e-commerce-consulting projects undertaken during the nine months ended March 31, 2000. Compensation (including commissions and facility costs) declined to $3,632,000 in the first nine months of fiscal 2001 from $3,837,000 in the prior period. This reflected cost reductions arising from the closing of Capital's offices in California and Georgia and the associated reduction in personnel, offset in part by the expansion of sales force and back-office support personnel and additional office space to support the new E-TAD Program. This expansion also accounted for the $548,000 increase in other components of general and administrative expenses.

    With respect to the balance of fiscal 2001, management projects that the costs related to the E-TAD Program operations will continue to escalate, particularly as marketing efforts for the E-TAD Program increase and Capital implements its E-Commerce program. However, management believes that the impact of these continued increased costs would be outweighed by increased revenue as the benefits of the fiscal 2001 business and system development mature.

    Bad Debt

    Bad debt expense arises almost exclusively from the TAD business segment. International merchandise trade transactions are generally secured and the Company has had no history of losses. For the first nine months of fiscal 2001, the Company provided for bad debt expense in the amount of $2,273,000 as compared to $3,626,000 in the first nine months of fiscal 2000. In evaluating bad debt, management looks at the adequacy of its allowance for doubtful accounts based on the status of individual past due accounts as well as estimating the aggregate amount realizable based on aging.

    Interest

    For the first nine months of fiscal 2001, the Company incurred net interest expense of $13,040,000 as compared to $3,443,000 in the same period last year. This increase is due to volume growth in both business segments. Fees and other expenses resulting from the ongoing need for new credit facilities are expensed as incurred due to the short-term nature of these facilities. Interest expense is expected to rise consistent with expected revenue growth in both business segments noted above.

            Pre-tax Income:

    E-TAD Program

    Pre-tax income attributable to the TAD business segment was $4,346,000 for the first nine months of fiscal 2001, as compared to $1,516,000 for the first nine months of fiscal 2000, an increase of 186.7%. Management believes that this significant improvement reflects the investment made in the expansion of the E-TAD program during fiscal 2000 and that such improvement will continue during the balance of fiscal 2001.

    International Merchandise Trade

    Pre-tax income for the nine months ended March 31, 2001 from international merchandise trade operations totaled $15,064,000 as compared to $6,344,000 for the first nine months of fiscal 2000, an increase of 137.5%. Management believes that these operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue to be sustained.

            Net Income:

    After provision for income taxes, the Company reported net income for the first nine months of fiscal 2001 of $17,189,000, or $1.61 per share (diluted), as compared to $7,694,000 or $0.86 per share (diluted), for the first nine months of fiscal 2000. This represented an increase in net income of 123.4% over the same period last year and an increase in earnings per share of 87.2% over last year. The income tax provision increased from $166,000 in the first nine months of fiscal 2000 to $2,221,000 in the current period primarily due to increased pre-tax income from the TAD segment. Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as currently it is the intention of the Company to reinvest such earnings in their foreign operations. Substantially all of the pre-tax income for the International Merchandise Trade segment is comprised of such unrepatriated earnings.

         B. Three Months Ended March 31, 2001 vs. March 31, 2000:

         Revenue:

    For the three months ended March 31, 2001 of fiscal 2001, the Company had consolidated revenue of $15,975,000 as compared to $8,164,000 for the same period in fiscal 2000, an increase of 95.7%. This increase resulted from substantial revenue increases in each of the Company's business segments as outlined below.

    E-TAD Program

    Revenue for the third quarter of fiscal 2001 from the E-TAD Program totaled $7,988,000, as compared to $4,681,000 in the third quarter of fiscal 2000, an increase of 70.6%. This increase represents a higher volume of E-TAD transactions that management believes were a direct result of the accelerated marketing and expansion program begun during the prior fiscal year and which continues today. (See also "Expenses" and "Liquidity and Capital Resources" below).

    For the third quarter of fiscal 2001, total TAD originations (representing the face amount of all TAD transactions) totaled $102,879,000.

    International Merchandise Trade

    Revenue from international merchandise trade during this period climbed to $7,987,000 for the third quarter of fiscal 2001, as compared to $3,483,000 for the third quarter of fiscal 2000, an increase of 129.3%. This increase was the result of increased product sales by Resources, rather than from price increases for the products sold. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During the third quarter of fiscal 2001, the Company's principal overseas markets continued to be (i) South America (ii) Europe,
    (iii) the Pacific Rim and (iv) Middle East.

    See "Consolidated Financial Statements - Note 2, Segment Information" for additional information.

    Expenses:

    General and Administrative

    General and administrative expenses for the three months ended March 31, 2001 were $2,837,000, as compared to $2,847,000 for the same period last year, a decrease of 0.4%. This includes a legal fee increase of $158,000 reflecting increased litigation costs to recover monies from defaulted TADs. Most of these costs were incurred in connection with the litigation described in Note 13 to the financial statements of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. Other professional fees decreased $227,000 due to non-recurring financial and e-commerce-consulting projects undertaken during the nine months ended March 31, 2000. Compensation (including commissions and facility costs) increased to $1,353,000 in this quarter from $1,216,000 in the same period last year. The expansion of the sales force and back-office support personnel and additional office space to support the new E-TAD program were offset in part by cost reductions arising from the closing of Capital's offices in California and Georgia and the associated reduction in personnel. This expansion also accounted for a $127,000 increase in other components of general and administrative expenses.

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

    Bad Debt

    Bad debt expense arises almost exclusively from the TAD business segment. International merchandise trade transactions are generally secured and the Company has had no history of losses. For the three months ended March 31, 2001, the Company provided for bad debt expense in the amount of $1,012,000 as compared to $1,310,000 during the same quarter of fiscal 2000. In evaluating bad debt, management looks at the adequacy of its allowance for doubtful accounts based on the status of individual past due accounts as well as estimating the aggregate amount realizable based on aging.

    Interest

    For the third quarter of fiscal 2001, the Company incurred net interest expense of $4,710,000 as compared to $1,127,000 in the same period last year. This increase is due to volume growth in both business segments. Fees and other expenses resulting from the ongoing need for new credit facilities are expensed as incurred due to the short-term nature of these facilities. Interest expense is expected to rise consistent with expected revenue growth in both business segments noted above.

           Pre-tax Income:

    E-TAD Program

    Pre-tax income attributable to the TAD business segment was $1,651,000 for the third quarter of fiscal 2001, as compared to $324,000 for the third quarter of fiscal 2000, an increase of 409.6%. Management believes that this significant improvement reflects the investment made in the expansion of the E-TAD program during fiscal 2000 and that such improvement will continue during the balance of fiscal 2001.

    International Merchandise Trade

    Pre-tax income for the three months ended March 31, 2001 from international merchandise trade operations totaled $5,765,000 as compared to $2,556,000 for the three months ended March 31, 2000, an increase of 125.5%. Management believes that these operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue to be sustained.

          Net Income:

    After provision for income taxes, the Company reported net income for the third quarter of fiscal 2001 of $6,533,000, or $0.60 per share (diluted), as compared to $3,187,000, or $0.35 per share (diluted), for the third quarter of fiscal 2000. This represented an increase in net income of 105.0% over the same period last year and an increase in earnings per share of 71.4% over last year. The tax benefit of $307,000 for the third quarter of fiscal 2000 changed to a provision for $883,000 in the current period primarily due to increased pre-tax income from the TAD segment. Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as currently it is the intention of the Company to reinvest such earnings in their foreign operations. Substantially all of the pre-tax income for the International Merchandise Trade segment is comprised of such unrepatriated earnings.

    II. Discussion of Financial Condition - Liquidity and Capital Resources

    At March 31, 2001, the Company had working capital of $55,529,000 as compared to working capital of $38,233,000 at June 30,2000. As of March 31, 2001 the Company had cash and cash equivalents of $14,867,000 as compared to $9,424,000 at June 30, 2000. Short-term borrowings decreased $9,249,000 from June 30, 2000 to March 31, 2001. Such changes in working capital, short-term borrowings, and cash and cash equivalents resulted from normal variations in the utilization of these items by Capital in its operations, and not due to any trend which is expected to have a continuing effect upon operations in the future. However, consistent with prudent business practice, management attempts to minimize cash at Capital so as to reduce short-term borrowings and related interest expense.

    At March 31, 2001, Capital had approximately $33.8 million in Surety bonds guaranteeing payment of E-TADs it had purchased, in addition to $12.5 million in credit insurance.

    At March 31, 2001, the Company's total stockholders' equity increased to $58,061,000 as compared to $40,478,000 at June 30, 2000. The principal source of funds for the Company's operations continues to be the net earnings of its operating subsidiaries.

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

    At March 31, 2001, there existed four credit facilities with four different banks through which the purchase of TADs were financed: a $25 million securitization facility; $20 million and $40 million credit facilities with two financial institutions in the United States; and a CN$5 million (Canadian) credit facility with a financial institution in Canada. In order to sustain a future growth rate comparable to that experienced in the past few years, management will need to further expand its credit facilities and other means for financing its purchase of E-TADs. Although discussions are ongoing with several other financial institutions to add additional credit facilities to fund the future expansion of the TAD Program, no assurance can be given that such discussions will result in the completion of any new financing facilities. However, based upon its experience with its present lenders, as well as discussions with other financial institutions, management believes that it will be able to secure adequate financing to sustain the growth of the TAD Program in the foreseeable future.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held on March 23, 2001 at which meeting the shareholders voted upon the election of the current Board of Directors. Voting for directors was as follows:

                                            Number of Shares
                                         --------------------
                                         For          Withheld
                                         ---          --------
   Amos Aharoni                       5,196,957        768,110

   Prof. Harry Friedman               5,950,280         14,787

   Robert Furstner                    5,951,380         13,687

   Elizabeth Melnik                   5,701,651        263,416

   Alexander C. Stonkus               5,246,779        718,288

   John Woerner                       5,952,480         12,587



Item 6. Exhibits and Reports on Form 8-K

  The Company filed a report on Form 8-K dated January 3, 2001 describing recent additions and changes to the Company's key executive personnel.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 30, 2001

ACTRADE FINANCIAL TECHNOLOGIES LTD.

BY: /s/ Joseph P. D'Alessandris
    ----------------------------
    Chief Financial Officer