Form 10-K405
period 2001-06-30
ACTRADE FINANCIAL TECHNOLOGIES LTD
filed 2001-09-19
CIK 819255

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission file number: 0-18711

                       ACTRADE FINANCIAL TECHNOLOGIES LTD.
             (Exact name of registrant as specified in its charter)

Delaware                                                      13-3437739
(State or Other Jurisdiction                          (IRS Employer Ident. No.)
of Incorporation or Organization)

7 Penn Plaza, Suite 422, New York, New York                    10001
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's Telephone Number: (212) 563-1036

     Securities registered pursuant to Section 12 (b) of the Act: Title of each class: Name of Exchange on which registered:

Securities registered pursuant to section 12 (g) of the Act:

     Common Stock, $0.0001 par value per share; 9,880,151 shares outstanding as of June 30, 2001 (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ('SS' 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of September 4, 2001, the value of aggregate market value of the voting stock held by non-affiliates was $213,312,460

                                    FORM 10-K

                       ACTRADE FINANCIAL TECHNOLOGIES LTD.
                                  JUNE 30, 2001

PART I

ITEM 1. BUSINESS

General

Actrade Financial Technologies Ltd., formerly Actrade International, Ltd., (the "Company") is a publicly traded holding company, incorporated in the State of Delaware in 1987. Its business operations are conducted through several wholly owned subsidiaries. A brief description of each constituent corporation is set forth below. Following this brief introduction, a more detailed discussion of the various components of the Company's operations is presented.

Actrade Capital Inc. ("Capital"), a wholly owned subsidiary of the Company, was incorporated in Delaware in May of 1991. Capital is the developer of the Trade Acceptance Draft ("TAD") Program, which enables Capital to purchase TADs from various suppliers at a discount from their face value, and the Electronic Trade Acceptance Draft ("E-TAD") Program, an online application of the TAD Program.

Actrade Capital Canada Inc. ("Actrade Canada"), a wholly owned subsidiary of Capital, was incorporated in the Province of Ontario, Canada on July 14, 1998. Actrade Canada purchases E-TADs in the Canadian market in the same fashion as Capital does in the US market.

Actrade Funding Corp. ("Funding"), a wholly owned, unconsolidated qualifying special purpose subsidiary of Capital, was formed under the laws of Delaware in 1999 as a special purpose vehicle in connection with the institution of a credit facility with a major banking institution for the purchase of E-TADs from Capital.

Actrade International Corp. ("International"), a wholly owned subsidiary of the Company, incorporated in New York on July 18, 1985, was acquired by the Company on September 2, 1988. International represents various U.S. manufacturers and distributors by buying and re-selling their products overseas.

Actrade South America LTD. ("Actrade SA"), a foreign corporation, a wholly owned subsidiary of International, was incorporated in Antigua on February 12, 1988. Actrade SA purchases products from various foreign suppliers and sells them through its foreign customer network in international markets.

Actrade Resources, Inc. ("Resources"), a wholly owned subsidiary of Actrade SA, formerly Actrade Forfaiting Inc., was incorporated under the Laws of the Commonwealth of the Bahamas on May 29, 1998. Actrade Resources is engaged in international merchandise trading through the direct purchase and re-sale of products from various foreign suppliers.

                               BUSINESS OPERATIONS

The Company's business operations are divided into two principal segments - (1) the TAD and E-TAD Program and (2) International Merchandise Trade ("IMT"). The E-TAD Program is the electronic on-line version of the original TAD Program and is operated by Capital in the United States and Actrade Canada in Canada (collectively called "Capital"). For purposes of this report, all references to "E-TAD" shall include both TADs and E-TADs and "E-TAD Program" shall include both TAD and E-TAD Program. The Company's international merchandise trade activities are conducted by International, Actrade SA and Resources (collectively called "IMT"). The general discussion concerning the Company's business operations will discuss these segments generally and may not reflect the precise activities of each of the Company's subsidiaries, except where the context indicates otherwise.

THE E-TAD PROGRAM

In mid-1993, Capital completed development of a new trade finance tool for domestic commercial transactions designed to improve cash flow and increase sales. The TAD Program allowed suppliers of commercial goods and services to offer credit terms to their commercial customers through the use of pre-authorized debit trade acceptance drafts. During fiscal 2000, Capital completed the development of the E-TAD Program and it was officially launched in August 2000 to meet the added needs and challenges present in business-to-business e-commerce. Capital purchases the E-TADs from the supplier with immediate payment to the supplier, and on their due date, processes the E-TADs for payment from the buyer in the same manner as an ordinary check through the electronic bank checking system.

By providing immediate payment to suppliers with extended payment terms for buyers, the benefits the E-TAD Program offers businesses closely parallel the benefits credit cards provide. Management believes that, just as the credit card revolutionized payment for consumer purchases, the E-TAD Program discussed below will have a similar impact upon the way businesses fund commercial transactions.

Essentially, an E-TAD is a post-dated payment draft prepared by the buyer of goods or services ("Buyer") and accepted by the seller of the goods or services ("Supplier") by the Buyer signing and delivering the draft to the Supplier. In conformity with the Buyer's Acknowledgment required for entry into this program, once executed, the payment obligation of an E-TAD is absolute, not affected by or conditioned upon delivery or conformity of the goods purchased. The executed E-TAD establishes a specific payment date of a specific amount from a designated bank account. The draft itself constitutes the payment instrument for the transaction according to its terms. In addition, the E-TAD is negotiable so that the Supplier may endorse it and transfer it to another party. At its most basic level, an E-TAD can be viewed as a negotiable promissory note that at its due date is collected like an ordinary check.

When the commercial transaction is complete, the resulting receivable is converted into a financial instrument (E-TAD), which is purchased by Capital. The advantage to the Supplier is immediate payment (within 48 hours) and the elimination of credit risk. The Buyer obtains extended and often unsecured credit terms.

In 1997, the United States Patent Office officially granted to Mr. Amos Aharoni, the Chairman of the Company, a patent with respect to the use of trade acceptance drafts in Capital's TAD Program. All his rights title and interest in and to said patent was assigned to the Company in consideration of the payment of $1.00. A second patent application for the E-TAD Program has been filed and is pending. The Company has applied for (and expects to receive) service marks on several services, which are offered or planned, that incorporate the E-TAD name, including E-TAD Direct, E-TAD Exchange and E-TAD Online and E-TAD L/C. The Company also applied for patents for E-TAD in Canada and the European Community

All references herein to "E-TAD" shall include both the TAD and E-TAD Program (or the "Program"). However, it should be noted that all revenues by Capital during fiscal 2000 were derived from the company's original TAD Program.

The E-TAD Program

The E-TAD Program is an internet-based deferred payment technology that can be used for offline and online business to business purchases. With E-TADs, commercial Buyers are able to pay for purchases with customary terms of up to six (6) months while Suppliers receive immediate payment. The E-TAD Program is designed to allow Buyers and Suppliers to complete transactions entirely online in a single operation. Like the original TAD Program, the E-TAD Program is based upon the Buyer's creditworthiness and financial strength rather than that of the Supplier. Because of this, financially weak Suppliers of commercial goods and services can enter into large commercial transactions with the assurance of receiving immediate payment even when dealing with financially strong Buyers who do not want to change their typical payment policies to accommodate the needs of their Suppliers. This feature allows Suppliers to engage in transactions that they might otherwise be economically unable to handle, thereby providing a useful tool to facilitate their growth.

In developing the TAD Program, Capital's original goal was to standardize TADs as the third business to business payment option - the first being "cash on delivery" and the second being "open account". With the E-TAD Program, Capital has been able to provide a secure online credit, payment, settlement and integration technology solution that preserves most of the advantages of "open account" transactions for the buyer while eliminating most of the disadvantages for the supplier. Management believes that, much like the credit card revolutionized payment for consumer purchases, the E-TAD Program will have a similar impact upon business to business E-commerce transactions. In management's opinion, the E-TAD Program provides the best available solution to the problem of online payment for large commercial transactions.

Definition of an E-TAD

Essentially, an E-TAD is a pre-authorized, irrevocable and transferable electronic payment instrument (i.e., commercial paper) issued by a Buyer, payable to the Supplier. In conformity with the Buyer's Acknowledgment required for entry into this program, once executed, the payment obligation of an E-TAD is absolute, not affected by or conditioned upon delivery or conformity of the goods purchased. The executed E-TAD establishes a specific payment date of a specific amount from a designated bank account. An E-TAD, on its due date, authorizes automatic debit of a Buyer's designated bank account. The draft itself constitutes the payment instrument for the transaction according to its terms. At its most basic level, an E-TAD can be viewed as an electronic promissory note that at its due date is paid automatically in the same manner as an ordinary check through the automated bank collection system. In addition, like the original TAD, the E-TAD is negotiable so that the Supplier may transfer it to another party.

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

     Enrollment of the Supplier: Each Supplier must also be enrolled in the Program. This involves the execution of a basic Letter of Understanding between Capital and each Supplier that sets forth the basic terms of the Program. This step is largely administrative since the Program depends upon the credit- worthiness of the Buyer (being the party obligated to pay the E-TADs) rather than the Supplier who will sell the E-TADs to Capital without recourse, at a discount from the face amount for Capital's fees.

Use of the E-TADs in a Commercial Transaction

After both parties have enrolled in the Program, a Buyer that has adequate credit availability for the transaction simply signs E-TADs in payment for the goods or services. Within 48 hours of receipt of the completed documents (i.e. commercial invoice, bill of sale, etc.), Capital will remit full payment for the E-TADs (equal to the face amount of the E-TADs less Capital's discount).

On the due date, either Capital or the bank to which the E-TADs have been pledged or sold automatically debits the Buyer's bank account for the face amount of the E-TAD without any further involvement of either the Seller or Buyer. There is no need for Capital to wait for the Buyer to remit payment. The Suppliers pay the discount by reducing the face amount of the E-TAD when purchased by Capital.

Characteristics of the E-TAD Program

Although trade acceptances are one of the typical methods of payment for commercial transactions overseas

(acceptances are called bills of exchange in England, traits in France, bulls in South Africa, etc.), until re-introduced by Capital in mid-1993, they have not been popular for commercial transactions in the U.S. since World War II. Capital adapted the traditional bill of exchange or trade acceptance (both instruments long recognized in international trade) to the U.S. market by adding computer encoding of the draft to provide for the automatic collection of the E-TAD. This has been the basis for both the traditional TAD Program and now for the E-TAD Program.

In addition, the computerized E-TAD allows for ease of use, less cost for the customer and low administration expenses for Capital. Management believes that, as of the date of this report, Capital is the only established company in the U.
S. providing this type of electronic deferred payment solution for online and offline commercial transactions with terms up to 180 days.

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

The Program provides three primary and distinct benefits in one financial instrument:

     o Financing: the Supplier receives payment within 48 hours, while the Buyer has terms of up to 6 months.


     o Credit Protection: Capital and its credit insurance companies typically assume the risk of the Buyer not paying on the E-TAD. The Supplier sells the E-TAD to Capital without recourse and no longer worries about collection of payment from his customer-buyer.

     o Collection: Capital or its banks will automatically debit the exact payment on the specified due date that is printed on each E-TAD.

From its inception, management has sought to incorporate into the Program as many safeguards as possible in order to minimize the risk of non-payment. In management's opinion, the following features of the Program have proven to reduce the risk of non-collection.

Credit Insurance and Payment Bonds. Most E-TADs are insured against non-payment through a combination of business credit insurance policies that Capital has secured with a major insurance carrier and payment bonds issued through major surety companies.

Expansion of US Market

As mentioned above, since fiscal 1998 the use of the Program by national and international companies has increased significantly. Principally, these companies have found that the Program's flexibility allows them to manage certain "special situations" which do not fall within their conventional terms. In fiscal 2001, the overall number of business-to-business offline purchases settled online increased heavily and is expect to continue to grow for the foreseeable future. However, because the E-TAD is a viable online payment solution for goods sold over the Internet, future E-TAD growth is expected from business-to-business purchases online. Management is pursuing development of this market segment, a process that will continue and escalate into fiscal 2002 and beyond. The success of our marketing approach is clearly reflected in the significantly higher revenues of the E-TAD Program during fiscal 2001, a progress that management expects will continue in future years.

In addition, the E-TAD Program addresses many of the most pressing concerns affecting the growth of business-to-business e-commerce. The E-TAD Program provides secure online payment methods ideally suited to the needs of e-commerce. It also provides a means of decreasing, the problem of slow payment for accounts that utilize E-TADs as payment instruments. This fosters more effective cash flow management and substantially increases the ability of a company to effectively utilize its available capital resources. Therefore E-TAD allows buyers to keep their suppliers financially viable without changing their payment terms. By allowing the supplier to structure payments by its customers up to a six-month period, the E-TAD Program provides the supplier immediate payment and allows for a more manageable payment schedule for the buyer. Finally, it allows buyers to assure themselves of stable supply sources by providing smaller, but critical, suppliers with a means to significantly enhance their own cash flow.

Expansion through E-Commerce and the Internet

During fiscal 2001 the E-TAD program was further developed online through E-TAD Online, a highly secure, web-based solution, enabling buyers and sellers to enroll and execute E-TAD transactions remotely. This feature enables Capital to do business with significantly larger corporations. E-TAD Online allows corporations with multiple locations and users to generate E-TADs, in a real-time, secure environment, while maintaining account credit limit control throughout the process. Enrolled buyers and suppliers can view transaction history, update account and user information, and refer new trading partners. In addition, the Company developed E-TAD Exchange, a program that provides the E-marketplace and online exchanges with the ability to generate E-TADs in a secure environment. The Company has applied for (and expects to receive) service marks on these products.

E-TAD business is generated through traditional sales channels, utilizing the E-TAD on-line payment technologies for automatic processing and settlement. Management believes that in the near future, as the legal validity of electronic contracts and digital signatures gain acceptance and usage worldwide and companies begin to embrace the cost-savings benefits of online payments, the E-TAD payment solution will be ready to serve this market.

Security: In addition to firewall protection to secure the Company's network, industry standard Web access security methods and password-protected log-on ensure user authentication and data integrity.

Expansion into International Markets

The expansion of the Program into the international market was initiated in January 1999 when Actrade Canada commenced operations. The Canadian market was selected as the first international site for the Program due both to its proximity to the United States and the similarities in banking and commercial laws between the two countries. In August 1999, following the end of fiscal 1999, management concluded its first credit facility for Actrade Canada with a major Canadian bank. This initial facility in the amount of $CN 5,000,000 is intended for use in funding TADs.

Apart from the Canadian initiative, management has begun marketing the E-TAD Program to foreign sellers of products to the American market. By adapting the E-TAD Program to this business segment, an American importer of foreign products can, with the cooperation of its foreign suppliers, have access to trade financing not typically available in the import market today.

Management believes that this application of the E-TAD Program will serve to help American importers by providing an available financing tool and to expand access to the US market by foreign companies that would otherwise not be able to offer extended credit terms to American buyers. The Company has filed a patent application for the Canadian marketplace.

INTERNATIONAL MERCHANDISE TRADE (IMT)

International

Since July 1988, International has been engaged in international merchandise trade. Its operations involve the direct export of American products primarily to the Pacific Rim. International provides US companies foreign markets for their products through its own network of buyers, wholesalers and distributors. Coupled with an ability to arrange required export services (including air or sea shipping, inland freight arrangements, preparation of shipping documents, export licenses, establishment of letters of credit, etc.), International offers a less expensive alternative to "in-house" export operations.

As of the end of fiscal 2000, International's principal product group consisted of industrial and commercial air conditioning equipment including package systems, stand-alone units and spare parts.

International maintains no inventory of products. It purchases products for its own account upon confirmation of orders from overseas buyers. In this fashion, International (i) acts as a principal in the sale; (ii) does not require warehouse or storage space for inventories; (iii) does not tie up available capital in inventory; and (iv) assures U.S. manufacturers acceptable payment terms in the U.S. thereby eliminating the problems of collecting foreign receivables. Through International, American companies can effectively trade with overseas buyers without the risks and delays associated with the international market.

Actrade SA and Resources

The primary markets presently served by Actrade SA and Resources are South America and Europe although sales in other regions do occur and, depending upon changing political and economic circumstances, management anticipates that sales activities in other geographic markets will occur in the future. Actrade SA and Resources have approximately 10 employees engaged in this selling activity in Israel, Brazil and the Bahamas.

However, since sales by Actrade SA and Resources are usually special situations of higher dollar amounts, management is unable to predict the impact of its activities in the future, although it is expected that these operations will continue to operate at least at current levels in the future. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below.

In general, the success of Actrade SA and Resources has been based upon the ability to offer both Buyers and Suppliers a combination of advantages not typically available in world markets. From the point of view of the Buyer, IMT offers the ability to secure necessary products with an ability to obtain extended payment terms. From the point of view of the Supplier, IMT offers increased sales to buyers, access into markets not generally available to the Supplier and immediate payment.

As with its other international merchandise trade activities, Actrade SA and Resources act as re-sellers of the products that will typically be purchased at an advantageous price from the Supplier and marked-up for sale to the Buyer. When coupled with its ability to provide immediate payment to the Supplier, IMT provides the means to accomplish a transaction that would not otherwise be possible.

Management believes that for the foreseeable future the greatest demand for all kinds of foreign products will continue to come from the developing countries. Typically, Buyers in these countries require extended payment terms in order to pay for the products they seek. For the very same reasons, Suppliers in other countries are unwilling, or in many cases unable, to offer the terms required by a Buyer. In these circumstances, IMT is often able to step into the transaction, buy the products with immediate payment to the Supplier and re-sell the products at a higher price to the Buyer, providing the Buyer access to necessary trade financing that will give it the much needed payment terms.

Due to the financial strength of the Company, the IMT has been in a position to fill the void created by the dramatic increase in worldwide demand for all types of products, thereby allowing it to capture a larger share of the current market demand. However, management can not predict whether the extraordinary rise in revenues experienced by Actrade SA and Resources during fiscal 2001 will continue. At present, while demand for the products that IMT can provide is high and the Company has available trade financing, IMT enjoys a favorable position in the market. However, should other companies provide similar services in the international market, IMT could lose market share in the future.

CREDIT LOSS EXPERIENCE

Bad debt expense arises almost exclusively from the E-TAD business segment. IMT transactions are executed using bankers' acceptance documents and IMT has had no history of losses. Capital closely monitors account delinquency and loss rates in measuring the potential for credit losses. An account is considered past due when an E-TAD fails to clear the bank on the due date. When Capital receives such notification from the clearing bank, the collection department investigates and tries to resolve the issues. Any past due E-TADs not cured within a 30-day period is considered to be delinquent. Additional collection efforts are made on a case-by-case basis through the legal system until the account is collected or is determined uncollectible. Management attempts to control buyer delinquency through careful evaluation of each buyer's application and credit history at the time that the E-TAD transaction is entered. Capital maintains an allowance for doubtful accounts (credit losses) based on the ongoing assessment of the probable estimated losses inherent in the receivable balances. See discussion in
Item 7 and the Company's Consolidated Financial Statements.

COMPETITION

Capital faces strong competition from many established financial institutions, including banks, insurance companies and receivables financing (factoring) companies. Many of these companies are larger and have greater financial resources. Further, the E-TAD Program is based upon the use of E-TADs that, although a long established instrument in international trade, has been virtually unknown within the U.S. and Canadian domestic markets. Consequently, management faces the additional burden of educating its target market as to the use of this financial technology solution and gaining adequate market acceptance and confidence in this concept to attract a sufficient number of participating companies in order to make this Program commercially viable. Management is not aware of any other financial service program in the U.S. or Canada that utilizes trade acceptance drafts in a manner similar to the E-TAD Program.

To further mitigate competition in the foreign jurisdictions such as Canada, the Company has filed a patent application for the process in Canada and the European community.

With respect to its international merchandise trade division, despite its past growth, the Company faces strong competition from many other companies (many of which are larger and have greater financial resources) in three primary areas. First, IMT competes with export management companies for representation of manufacturers. Secondly, it also competes with local (overseas) manufacturers of products similar to those offered by it. Virtually all products offered by IMT have competitive products manufactured by local companies overseas. Finally, IMT competes with manufacturers engaged in the direct export of their products around the world. All of these factors will have an impact upon the Company's international merchandise trade operations, revenues, profits, and its ability to grow. However, management believes that as its ability to provide buyers secure expanded payment terms increases, IMT will better be able to compete for business in this market and continue its historical growth in this area.

EMPLOYEES

As of August 31, 2001, the Company has 65 employees.

ITEM 2. PROPERTIES

         The Company and its subsidiaries lease office space to conduct its operations at the following locations:

Location                             Company                                    Purpose
New York, NY               Actrade Financial Technologies Ltd.         Principal corporate office
                           Actrade International Corp.                 Principal corporate office
                           Actrade Capital, Inc.                       Sales office

Somerset, NJ               Actrade Capital, Inc.                       Principal corporate office
                           Actrade Funding Corp.                       Principal corporate office

Markham, Canada            Actrade Capital Canada Inc.                 Principal corporate office

Israel                     Actrade South America Ltd. and
                           Actrade Resources Inc.                      Principal corporate office


All space is leased from unaffiliated landlords at market rates. The Company believes it leases ample space to support its current operations and near-term growth prospects and can obtain additional office space as and when needed.

Website: The Company launched its website four years ago at www.Actrade.com. In August 2000, the site was expanded to launch E-TAD and provide for buyers and sellers to sign-up to use E-TAD in doing business-to-business ("B2B") TAD transactions via the web. During fiscal 2001 the usefulness of the website was further enhanced by the introduction of E-TAD Online, a highly secure, web-based solution, enabling buyers and sellers to enroll and execute E-TAD transactions remotely. This feature enables Capital to do business with significantly larger corporations. E-TAD Online allows corporations with multiple locations and users to generate E-TADs, in a real-time, secure environment, while maintaining account credit limit control throughout the process. Enrolled buyers and suppliers can view transaction history, update account and user information, and refer new trading partners. In addition, the Company developed E-TAD Exchange, a program that provides the E-marketplace and online exchanges with the ability to generate E-TADs in a secure environment.

ITEM 3. LEGAL PROCEEDINGS

During fiscal 2000, participants in Capital's E-TAD Program defaulted on obligations with an aggregate principal amount of approximately $10.5 million. Surety bonds secured these obligations. Sureties paid off $5 million of these obligations. However, another surety did not pay its obligations totaling approximately $5.5 million. Capital has engaged in extensive litigation to recover these monies and such effort is ongoing. However, the Company reported on Form 8-K in June 2001 that an order of liquidation had been entered against the surety in Nebraska. Accordingly, management wrote off these receivables in the 4th quarter of fiscal 2001. Some of these receivables were owned by Capital, others had been sold to Funding.

Capital and Actrade Canada are involved in several other routine suits primarily relating to the collection of defaulted E-TADs. However, none of these other suits, individually or in the aggregate, represents amounts that, in management's opinion, are material or which could have a material adverse impact upon either the business or financial condition of either Capital or the Company.

In all of the pending suits, neither the Company nor any of its other subsidiaries, except Capital and Actrade Canada, are parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the 4th quarter of the fiscal year ended June 30, 2001.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's securities trade on the NASDAQ National Market System under the symbol "ACRT". The following table sets forth high and low bid quotations for the Company's Common Stock as reported by NASDAQ in the Monthly Statistical Reports.

                           PERIOD                              HIGH              LOW
 --------------------------------------------------------------------------------------
         Quarter ended June 30, 1999                          $14.625           $10.938
         Quarter ended September 30, 1999                     $14.938           $12.00
         Quarter ended December 31, 1999                      $24.00            $13.00
         Quarter ended March 31, 2000                         $20.813           $12.50
         Quarter ended June 30, 2000                          $25.25            $11.50
         Quarter ended September 30, 2000                     $36.00            $19.75
         Quarter ended December 31, 2000                      $31.438           $15.00
         Quarter ended March 31, 2001                         $34.688           $18.875
         Quarter ended June 30, 2001                          $44.30            $19.01


On September 4, 2001, the reported closing price for the Company's Common Stock was $21.59 per Share; there were 262 record holders (representing approximately 11,346 beneficial holders) of the Company's Shares; and there were sixteen (16) market makers for the Company's securities.

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

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share)

Summary Balance Sheet Data:                                                      June 30
                                                         -------------------------------------------------------
                                                         2001         2000         1999        1998         1997
                                                         ----         ----         ----        ----         ----
Total Current Assets                                   $95,108      $73,671      $43,191      $25,722      $19,108

Total Assets                                            97,180       75,916       44,451       26,123       19,364

Total Current Liabilities                               31,931       35,438       15,942        3,530        3,127

Stockholders' Equity                                    65,249       40,478       28,509       22,593       16,192

Retained Earnings                                       47,065       25,640       14,336        8,102        3,686

Summary Earnings Data:                                                      Year Ended June 30
                                                         -------------------------------------------------------
                                                         2001         2000        1999         1998         1997
                                                         ----         ----        -----        -----        ----
TAD Revenue                                            $25,262      $14,636      $ 6,139       $3,300       $1,366
International Merchandise Trade Revenue                 30,508       14,775        8,431        4,840        2,672
                                                       -------      -------      -------       ------       ------
Total Revenue                                          $55,770      $29,411      $14,570       $8,140       $4,038
                                                       -------      -------      -------       ------       ------

General & Administrative Expenses                       11,332        8,693        6,483        3,421        2,059

Bad Debt Expense                                         6,372        6,074        1,601           64           16

Securitization Loss (Income), net                        4,870       (2,236)      (1,802)           0            0

Interest Expense (Income), net                           9,452        5,377        1,897         (185)         (50)
                                                       -------      -------      -------       ------       ------

Income Before Income Taxes                              23,744       11,503        6,391        4,840        2,013

Income Taxes                                             2,319          199          157          423          109
                                                       -------      -------      -------       ------       ------

Net Income                                             $21,425      $11,304      $ 6,234       $4,417       $1,904
                                                       =======      =======      =======       ======       ======

Net Income per Common Share, basic                       $2.35        $1.30       $0.73        $0.55         $0.29

Net Income per Common Share, diluted                     $1.99        $1.23       $0.71        $0.50         $0.25


Certain prior year amounts have been reclassified to conform to the 2001 presentation. See Note 13 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General Statement

         Factors That May Affect Future Results

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

         o The inability of the Company to extend or secure additional credit facilities to fund the anticipated expansion of sales under its E-TAD Program;

         o Unexpected economic changes both in the United States and overseas; and

         o The imposition of new restrictions or regulations affecting either the Company's international merchandise trade activities or its E-TAD Program, either in the U.S. or in Canada.

Segment Reporting Disclosures

The Company's revenue is generated from two major business segments: the E-TAD Program and IMT.

An E-TAD is a post-dated payment draft prepared by the buyer of goods or services ("Buyer") and accepted by the seller of the goods or services ("Supplier") by the Buyer signing and delivering the draft back to the Supplier. The E-TAD Program denotes the Company's ongoing plan for all aspects of E-TADs to be processed, marketed, and fulfilled electronically, including prospective E-commerce applications. The E-TAD Program is operated by Actrade Capital, Inc. ("Capital") in the United States and Actrade Capital Canada, Inc. ("Actrade Canada") in Canada. Pre-tax income of the E-TAD Program also includes the results of its investment in and transactions with its unconsolidated subsidiary, Actrade Funding Corp.

IMT operations are conducted through Actrade International Corp.
("International"), which is engaged in the re-sale of American-made products to foreign buyers, and Actrade S.A., including its wholly owned subsidiary Actrade Resources, Inc. ("Resources"), which engage in the sale of non-US products to foreign buyers. See discussion immediately below.

All figures included in the following discussion have been rounded to the nearest $1,000 for presentation purposes.

I. Results of Operations - Fiscal 2001 compared to Fiscal 2000

     Revenue:

For fiscal 2001, the Company had consolidated revenue of $55,770,000 as compared to $29,411,000 for fiscal 2000, an increase of 89.6%. This increase resulted from substantial revenue increases in each of the Company's business segments as outlined below.

E-TAD Program

Revenue for the year ended June 30, 2001 from the E-TAD Program totaled $25,262,000, as compared to $14,636,000 for the year ended June 30, 2000, an increase of 72.6%. This increase represents a higher volume of E-TAD transactions that management believes were a direct result of the accelerated marketing and expansion program begun during the prior fiscal year and which continues today. (See also "Expenses" and "Liquidity and Capital Resources" below.

For the year ended June 30, 2001, total TAD originations (representing the face amount of all TAD transactions) totaled $403,291,000.


International Merchandise Trade

Revenue from international merchandise trade during this period climbed to $30,508,000 for fiscal 2001 as compared to $14,775,000 for fiscal 2000, an increase of 106.5%. This increase was the result of increased unit sales by Resources, rather than from price increases for the products sold. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During fiscal 2001, the Company's principal overseas markets continued to be (i) South America (ii) Europe, (iii) the Pacific Rim and (iv) Middle East.

See "Consolidated Financial Statements - Note 7, Segment Information" for additional information.

   Expenses:

General and Administrative

General and administrative expenses for the year ended June 30, 2001 were $11,332,000, as compared to $8,693,000 last year, an increase of 30.4%. This increase includes $420,000 of additional expenses incurred in connection with the increased international trade revenue noted above as well as increased legal fees. The legal fee increase of $1,440,000 reflects increased litigation costs to recover monies from defaulted E-TADs. Most of these costs have been incurred in connection with the litigation described in Note 12 to the consolidated financial statements and in Item 3 - Legal Proceedings above. Compensation (including commissions and other related costs) increased to $5,235,000 in fiscal 2001 from $4,908,000 in the prior year. This reflected the expansion of sales force and back-office support personnel and additional office space to support the E-TAD Program, offset in part by facility and personnel cost reductions arising from the closing of Capital's offices in California and Florida. The implementation of internally developed software and the related computer hardware to support the E-TAD program and its expanded sales levels drove a $382,000 increase in depreciation and amortization during fiscal 2001. Other components of general and administrative expenses increased $71,000 in fiscal 2001 as compared to fiscal 2000.

In fiscal 2002, management projects that the costs related to the E-TAD Program operations will continue to escalate, particularly as marketing efforts for the E-TAD Program increase and Capital continues to implement its E-Commerce program. However, management believes that the impact of these continued increased costs would be outweighed by increased revenue as the benefits of past business and system development mature.

Bad Debt

Bad debt expense arises almost exclusively from the E-TAD business segment. IMT transactions have had no history of losses. For fiscal 2001, the Company provided for bad debt expense in the amount of $6,372,000 as compared to $6,074,000 in fiscal 2000. In evaluating bad debt, management looks at the adequacy of its allowance for doubtful accounts based on the status of individual past due accounts as well as estimating the aggregate amount realizable based on aging. The 2001 provision includes an approximately $2.9 million write-off of certain defaulted E-TADs on Capital's books which had been covered by a surety bond. As described on FORM 8-K dated as of June 19, 2001, the surety has had various legal actions taken against it. Management has also increased its monitoring of sureties to assure their financial strength and that they are not unusually litigious or known for other payment delaying tactics.

Interest

For fiscal 2001, the Company incurred net interest expense of $9,452,000 as compared to $5,377,000 last year. This increase is due to volume growth in both business segments offset in part by lower interest rates during the second half of fiscal 2001. Interest expense is expected to rise consistent with expected revenue growth in both business segments noted above.

Securitization Loss/Income

For fiscal 2001, the Company incurred a loss from securitization transactions of $4,870,000 as compared to income of $2,236,000 in fiscal 2000. A substantial portion of this loss resulted from the write-off of $2.6 million of E-TADs held by Funding which were not paid by a surety. See more detailed information in "Bad Debt" and Item 3- "Legal Proceedings" above.

   Pre-tax Income:

E-TAD Program

Pre-tax income attributable to the TAD business segment was $1,937,000 for fiscal 2001, as compared to $1,177,000 for fiscal 2000, an increase of 64.6%. Management believes that this significant improvement reflects the investment made in the recent expansion of the E-TAD program and that such improvement will continue during 2002.

International Merchandise Trade

Pre-tax income for the year ended June 30, 2001 from international merchandise trade operations totaled $21,807,000 as compared to $10,326,000 for the year ended June 30, 2000, an increase of 111.2%. Management believes that these operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue to be sustained.

   Net Income:

After provision for income taxes, the Company reported net income for fiscal 2001 of $21,425,000, or $1.99 per share (diluted), as compared to $11,304,000 or
$1.23 per share (diluted), for fiscal 2000. This represented an increase in net income of 89.5% over last year and an increase in earnings per share of 61.8% over last year. The income tax provision increased from $199,000 in fiscal 2000 to $2,319,000 in the current year primarily due to increased pre-tax income from the TAD segment. Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as currently it is the intention of the Company to reinvest such earnings in their foreign operations. Substantially all of the pre-tax income for the International Merchandise Trade segment is comprised of such unrepatriated earnings.

II. Results of Operations - Fiscal 2000 Compared to Fiscal 1999

   Revenue

In fiscal 2000, the Company had combined revenue of $29,411,000, as compared to $14,570,000 for fiscal 1999, representing an increase of 101.9%. The increase in revenue during fiscal 2000 was due to the expansion of the Company's operations through (i) significantly increased revenues by Capital through the TAD Program and (ii) the increased International Merchandise Trade activities by Actrade SA and Resources. With respect to its International Merchandise Trade activities, this increase was the result of increased product sales by both Actrade SA and Resources, rather than from price increases for the products sold.

TAD Program

Revenues from the TAD Program totaled $14,636,000 for fiscal 2000 (earned on total TAD originations of $298,679,000), as compared to $6,139,000 in fiscal 1999 (earned on total TAD originations of $127,988,000), an increase in revenues of 138.4% (representing an increase in TAD originations of 133.4% over fiscal
1999). The significant increase in both total originations and revenue from the TAD Program is due to a substantially increased number of TAD transactions that were a direct benefit of the accelerated marketing and expansion program during fiscal 2000.

International Merchandise Trade

Also included in total revenue were revenues from International Merchandise Trade of $14,775,000 in fiscal 2000 (as compared to $8,431,000 in fiscal 1999). For fiscal 2000, revenue by Actrade SA, including its wholly owned subsidiary Resources, totaled $14,630,000, as compared to $7,766,000 for fiscal 1999. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During fiscal 2000, the Company's principal overseas markets continued to be (i) South America
(ii) Europe, (iii) the Pacific Rim (iv) Middle East and (v) Central America. During fiscal 2000, the Company showed increased revenues in all of its primary markets.

See "Financial Statements - Note 7, Segment Information" for additional information.

   Expenses

General and administrative expenses were $8,693,000 in fiscal 2000 as compared to $6,483,000 for fiscal 1999, an increase of 34%. Essentially the entire increase in general and administrative expenses in fiscal 2001 and fiscal 2000 is attributable to the expansion of operations of Capital and costs related to the continued development of the E-TAD Program. The most significant of these increases included:

         o salaries, payroll, and commissions in fiscal 2000 totaled $4,347,000 as compared to $3,283,000 in fiscal 1999;

         o office rent in fiscal 2000 totaled $561,000, as compared to $345,000 in fiscal 1999;

         o consulting costs and professional fees in fiscal 2000 totaled $1,559,000, as compared to $486,000 for fiscal 1999 (most of which were specifically in connection with development of the E-TAD Program)

         o depreciation and amortization of $490,000 in fiscal 2000 as compared to $139,000 in fiscal 1999.

All of these increased costs are directly attributable to the TAD Program expansion that took place in fiscal 2000 and 1999, including the new corporate headquarters for Capital in Somerset, New Jersey and the expansion of Capital sales force and back-office personnel required by the substantial increase in TAD transactions.

Bad Debt

In fiscal 2000, the Company incurred bad debt expense in the amount of $6,074,000 as compared to $1,601,000 in fiscal 1999. There were two principal reasons for the substantial increase in this expense item. First, a write-off was made of a number of outstanding E-TADs receivable that, in management's opinion, were unlikely to be collected in the future. For the most part, these accounts represented balances due from companies with whom the Company no longer does business or that filed for bankruptcy or similar legal protection from their creditors during the fiscal year. The second factor is the rapid expansion of the TAD Program (both in terms of the number and size of individual transactions) and the diversity of industries into which the TAD Program has expanded. Based upon this significant growth, with a corresponding increase in trade acceptance drafts receivable ($37,287,000 at June 30, 2000 as compared to $21,607,000 at June 30, 1999), management decided that the prudent course was to make a corresponding increase in the allowance for doubtful accounts ($3,044,000 at June 30, 2000 as compared to $1,560,000 at June 30, 1999), which is also reflected in the "bad debt expense" item on the Company's Consolidated Statements of Income.

Interest Expense

In fiscal 2000, the Company incurred net interest expense of $5,377,000, as compared to $1,717,000 in fiscal 1999. This increase was due to the growth in operations of the TAD Program. Further, this increase resulted in part from the costs associated with the new credit facilities secured by Capital during fiscal 2000.

Securitization Income

Income from securitization transactions was $2,236,000 in fiscal 2000 as compared to $1,802,000 in fiscal 1999. The 1999 numbers did not reflect a full year's results as operations only began during that fiscal year.

   Pre-tax Income

TAD Program

The substantial increase in revenue generated by Capital through the TAD Program saw pre-tax income for fiscal 2000 increase to $1,177,000, compared to pre-tax income of $145,000 for fiscal 1999. This resulted from the revenue growth described above offset in part by increased administrative, bad debt, and interest costs generated by this expansion.

International Merchandise Trade

Pre-tax income from the Company's International Merchandise Trade operations totaled $10,326,000 as compared to $6,246,000 for fiscal 1999, an increase of just over 65%. This resulted from the revenue growth described above offset in part by increased interest expense to finance the increased dollar volume of transactions.

   Net Income

The Company reported net income of $11,304,000, $1.23 per share (fully diluted) for fiscal 2000, as compared to $6,234,000, or $0.71 per share (fully diluted), for fiscal 1999. This represented an increase in earnings per share for fiscal 2000 of 73%, based on fully diluted shares.

During fiscal 2000 the Company's net income expressed as a percentage of revenue was approximately 38%, as compared to approximately 43% in fiscal 1999. This slight decrease was principally due to the costs of the Company's continued expansion of the TAD Program during fiscal 2000

III. Discussion of Financial Condition - Liquidity and Capital Resources

At June 30, 2001, the Company had working capital of $63,177,000 as compared to working capital of $38,233,000 at June 30, 2000. As of June 30, 2001 the Company had cash and cash equivalents of $42,155,000 as compared to $9,424,000 at June 30, 2000. Short-term borrowings decreased $2,092,000 from June 30, 2000 to June 30, 2001. Such changes in working capital, short-term borrowings, cash and cash equivalents resulted from normal variations in the utilization of these items by Capital in its operations, and not due to any trend which is expected to have a continuing effect upon operations in the future. However, consistent with prudent business practice, management attempts to minimize cash at Capital so as to reduce short-term borrowings and related interest expense.

At June 30, 2001, Capital had approximately $34 million in surety bonds guaranteeing payment of E-TADs it had purchased, in addition to $25 million in credit insurance.

At June 30, 2001, the Company's total stockholders' equity increased to $65,249,000 as compared to $40,478,000 at June 30, 2000. The principal source of funds for the Company's operations continues to be the net earnings of its operating subsidiaries.

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

In connection with the E-TAD Program, management does expect that it will have significant additional capital expenditures relating to the ongoing expansion of sales and marketing operations, including implementation of its E-Commerce initiative.

At June 30, 2001, there existed four credit facilities with four different banks through which the purchase of E-TADs were financed: a $25 million securitization facility; $20 million and $40 million credit facilities with two financial institutions in the United States; and a CN$5 million (Canadian) credit facility with a financial institution in Canada.

In order to sustain a future growth rate comparable to that experienced in the past few years, management will need to further expand its credit facilities and other means for financing its purchase of E-TADs. Although discussions are ongoing with several other financial institutions to add additional credit facilities to fund the future expansion of the E-TAD Program, no assurance can be given that such discussions will result in the completion of any new financing facilities. However, based upon its experience with its present lenders, as well as discussions with other financial institutions, management believes that it will be able to secure adequate financing to sustain the growth of the E-TAD Program in the foreseeable future. On August 13, 2001, Capital entered into a new $15 million revolving credit facility with a financial services company expiring November 2002. The interest rate on borrowings will be based on London Interbank Offered Rate (LIBOR).

Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future.

IV. Recent Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has adopted SFAS No. 140 consistent with the explanation above and has added significant financial statement disclosures in compliance therewith. However, the adoption has not caused (and is not expected to cause in the future) a material effect on its financial position or results of operations of the Company.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Asset. These statements set new accounting and reporting standards for business combinations, goodwill and other intangible assets with varying effective dates. The Company has not participated in any business combinations, nor does it carry goodwill or material amounts of other intangible assets as described in SFAS No. 142. Also in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which sets new accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not expect the adoption of these statements to have a significant impact on the financial position or results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market conditions and interest rates. Operating margins are dependent upon the ability of the Company to maintain the spread or interest differential between the discount it charges the customer for E-TAD transactions and the interest the Company is charged for the financing of those transactions.

Securitization related assets:

The Company's residual interest in securitization represents the present value of the excess cash flows the Company expects to receive over the life of the underlying E-TAD transactions. The value is adversely affected by prepayments, losses and delinquencies. The value would also be negatively impacted by an increase in short-term interest rates, as a portion of the cash flows fluctuates daily based upon three-month LIBOR.

In summary, the Company would be negatively impacted by rapidly rising short-term interest rates. Rising interest rates would adversely effect the levels of gains achieved upon the sale of those E-TAD transactions. The estimated negative effect on the statement of income for a quarterly 1% rise in such interest rates would not have had a material impact on the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to the Consolidated Financial Statements:                       Reference:

Independent Auditors' Report                                          F-1

Consolidated Balance Sheets                                           F-2

Consolidated Statements of Income                                     F-3

Consolidated Statements of Stockholders' Equity                       F-4

Consolidated Statements of Cash Flows                                 F-5

Notes to Consolidated Financial Statements                            F-6 - F-16

Financial Statement Schedule -
   Schedule II   Valuation and Qualifying Accounts                    F-17


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                        This page is intentionally blank

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
         Actrade Financial Technologies Ltd.
Somerset, New Jersey

We have audited the accompanying consolidated balance sheets of Actrade Financial Technologies Ltd. and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
New York, New York
August 30, 2001

                                       F1

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000

------------------------------------------------------------------------------------------------------------------
                                                Dollars in thousands
                                                                                             2001          2000
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                            $ 42,155       $ 9,424
     Accounts receivable - trade                                                             5,786        17,357
     Trade acceptance drafts receivable (net of deferred income and allowance for doubtful accounts of $1,209 and $2,012 at
       June 30, 2001 and $1,311 and $3,044 at June 30, 2000)                                40,680        37,287
     Investment in and due from qualifying special purpose entity                            2,217         8,275
     Income tax refund receivable                                                            2,823             0
     Deferred income taxes                                                                     800           905
     Other current assets                                                                      647           423
                                                                                          --------       -------
         Total Current Assets                                                               95,108        73,671

PROPERTY AND EQUIPMENT, NET                                                                  1,731         1,844

OTHER ASSETS                                                                                   341           401
                                                                                          --------       -------
TOTAL ASSETS                                                                              $ 97,180       $75,916
                                                                                          ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term borrowings                                                                $ 30,615       $32,707
     Other current liabilities                                                               1,316         2,731
                                                                                          --------       -------
         Total Current Liabilities                                                          31,931        35,438
                                                                                          --------       -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value, authorized
       100,000,000 shares, issued and outstanding 10,565,514 and
       9,880,151 shares at June 30, 2001 and  9,332,865 and 8,983,695 shares at
       June 30, 2000                                                                             1             1
       Additional paid-in capital                                                           38,881        21,505
       Retained earnings                                                                    47,065        25,640
       Accumulated other comprehensive loss                                                    (13)           (9)
       Treasury stock at cost, 685,363 shares at June 30, 2001 and
         349,170 shares at June 30, 2000                                                   (20,685)       (6,659)
                                                                                          --------       -------
          Total Stockholders' Equity                                                        65,249        40,478
                                                                                          --------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $97,180        $75,916
                                                                                          ========       =======

See notes to consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2001, 2000 AND 1999

--------------------------------------------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts

                                                                                2001           2000           1999
Revenue:
          Trade Acceptance Drafts                                             $ 25,262       $ 14,636       $ 6,139
          International Merchandise Trade                                       30,508         14,775         8,431
                                                                              --------       --------       -------
Total  Revenue                                                                  55,770         29,411        14,570
                                                                              --------       --------       -------

Operating Expenses:
          General and administrative                                           (11,332)        (8,693)       (6,483)
          Bad debt                                                              (6,372)        (6,074)       (1,601)
          Securitization (loss) income, net                                     (4,870)         2,236         1,802
          Interest, net of interest income of $311, $62, and $60,
            respectively                                                        (9,452)        (5,377)       (1,897)
                                                                              --------       --------       -------

Total Operating Expenses                                                       (32,026)       (17,908)       (8,179)
                                                                              --------       --------       -------


Income before Provision for Income Taxes                                        23,744         11,503         6,391

Provision for Income Taxes                                                      (2,319)          (199)         (157)
                                                                              --------       --------       -------

Net Income                                                                    $ 21,425       $ 11,304       $ 6,234
                                                                              ========       ========       =======

Net Income per Common Share:
Basic                                                                            $2.35          $1.30         $0.73
Diluted                                                                          $1.99          $1.23         $0.71

Weighted Average Number of Shares Outstanding:
Basic                                                                        9,102,455      8,708,380     8,527,851
Diluted                                                                     10,757,024      9,211,874     8,810,267

See notes to consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
                    Dollars in thousands except per share amounts

                                Common Stock
                                ------------                             Accumulated
                                                 Additional                 Other                     Total          Other
                                Number             Paid-in   Retained   Comprehensive   Treasury   Stockholders' Comprehensive
                              of Shares  Amount    Capital   Earnings       Loss          Stock       Equity         Income

Balance, June 30, 1998        8,541,051     $1    $14,489    $ 8,102        $ 0            $0       $22,592
                              ---------     --    -------    -------        ---            --       -------
Comprehensive Income, Net
 of Tax:
Net Income                                                     6,234                                  6,234          $6,234
Foreign Currency
   Translation Adjustments                                                   10                          10              10
                                                                                                                     ------
Total Comprehensive Income                                                                                           $6,244
                                                                                                                     ======
Issuance of Common Stock
 upon Exercise of Options        18,500                61                                                61
Purchase of Treasury Stock      (31,500)                                                 (452)         (452)
Other                                                  64                                                64
                              ---------     --    -------    -------        ---         -----       -------
Balance, June 30, 1999        8,528,051     $1    $14,614    $14,336        $10         ($452)      $28,509
                              ---------     --    -------    -------        ---         -----       -------
Comprehensive Income, Net
 of Tax:
Net Income                                                    11,304                                 11,304         $11,304
Foreign Currency
   Translation Adjustments                                                  (19)                        (19)            (19)
                                                                                                                    -------
Total Comprehensive Income                                                                                          $11,285
                                                                                                                    =======
Issuance of Common Stock
 upon Exercise of Options       773,314             6,676                                             6,676
Purchase of Treasury Stock     (317,670)                                               (6,207)       (6,207)
Other                                                 215                                               215
                              ---------     --    -------    -------        ---       -------       -------
Balance, June 30, 2000        8,983,695     $1    $21,505    $25,640        ($9)      ($6,659)      $40,478
                              ---------     --    -------    -------        ---       -------       -------
Comprehensive Income, Net
  of Tax:
Net Income                                                    21,425                                 21,425         $21,425
Foreign Currency
   Translation Adjustments                                                   (4)                         (4)             (4)
                                                                                                                    -------
Total Comprehensive Income                                                                                          $21,421
                                                                                                                    =======
Issuance of Common Stock
 upon Exercise of Options
 (including Tax Benefit)      1,232,649            17,376                                            17,376
Purchase of Treasury Stock     (336,193)                                              (14,026)      (14,026)
                              ---------     --    -------    -------       ----            --       -------
Balance, June 30, 2001        9,880,151     $1    $38,881    $47,065       ($13)     ($20,685)      $65,249
                              =========     ==    =======    =======       ====      ========       =======

See notes to consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
-------------------------------------------------------------------------------
                              Dollars in thousands

                                                                                2001         2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                   $21,425     $ 11,304      $ 6,234
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                959          577          164
      Bad debt expense                                                           6,372        6,074        1,601
      Deferred income                                                             (102)          35        1,262
      Securitization loss (income), net                                          4,870       (2,236)      (1,802)
      Deferred income taxes                                                        105         (688)        (211)
      Other                                                                          1          217          244
 Changes in operating assets and liabilities
      Accounts receivable - trade and
       trade acceptance drafts receivable                                        1,908      (22,260)     (24,608)
     Other assets                                                               (1,897)      (7,381)      (2,188)
     Other current liabilities                                                  (1,415)       1,051       (1,850)
                                                                               -------     --------     --------
Net cash provided by (used in) operating activities                             32,226      (13,307)     (21,154)
                                                                               -------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                           (753)      (1,382)        (898)
                                                                               -------     --------     --------
Net cash used in investing activities                                             (753)      (1,382)        (898)
                                                                               -------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                     17,376        6,676           61
     Purchase of treasury stock                                                (14,026)      (6,207)        (453)
     Change in short-term borrowings                                            (2,092)      18,445       14,261
                                                                               -------     --------     --------
Net cash provided by financing activities                                        1,258       18,914       13,869
                                                                               -------     --------     --------
CHANGE IN CASH AND CASH EQUIVALENTS                                             32,731        4,225       (8,183)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     9,424        5,199       13,382
                                                                               -------     --------     --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $42,155     $  9,424     $  5,199
                                                                               =======     ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid during the year                                             $ 9,733     $  5,364     $  1,481
                                                                               =======     ========     ========

     Income taxes paid during the year                                         $ 3,017     $    579     $    561
                                                                               =======     ========     ========


See notes to consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 and 1999
----------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Actrade Financial Technologies Ltd. (the "Company") is a publicly traded holding company. Its business operations are conducted through several wholly owned subsidiaries. The Company's business operations are divided into two principal segments: (1) the Trade Acceptance Draft ("TAD" or "E-TADs") program which is operated by Actrade Capital Inc. ("Capital") in the United States and Actrade Capital Canada Inc. ("Actrade Canada") in Canada and (2) international merchandise trade activities conducted by Actrade International Corp. ("International"), Actrade South America, LTD. ("Actrade SA") and Actrade Resources Inc. ("Resources"). Capital is the developer of the TAD program, which enables Capital to purchase E-TADs from various suppliers at a discount from their face value. International purchases and resells various U.S. products overseas while Actrade SA and Resources are engaged in international merchandise trading through the direct purchase and re-sale of products from various foreign suppliers.

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

Software Development Costs - Certain computer software project costs incurred during the application development stage have been capitalized and are being amortized on a straight-line basis over a period of three years in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such costs include external direct costs of materials and services consumed in developing internal-use software directly associated with internal-use software projects and are included in Property and equipment on the consolidated balance sheets.

Long-Lived Assets - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Securitization and Investment in Qualifying Special Purpose Entity - In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but, it carries over most of SFAS No. 125's provisions without reconsideration. The accounting requirements of SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 also requires disclosures related to securitization transactions for fiscal years ending after December 15, 2000. The Company adopted SFAS No. 140 for the year ended June 30, 2001. The adoption did not have a material impact on the financial position, results of operations or liquidity of the Company.

Actrade Funding Corp. ("Funding") is a wholly-owned subsidiary of Capital with the specific purpose of purchasing TADs receivable from Capital. Funding is considered as a qualifying special purpose entity under SFAS No. 140 and accounted for on an unconsolidated basis.

On a periodic basis, Capital sells TADs receivable to Funding in securitization transactions, retaining a portion of the beneficial interests in the securitized receivables. The Company's retained interests are subordinate to other inventor's interests. Retained interests in securitized receivables are initially recorded at their allocated carrying amounts based on the relative fair value of receivables sold and retained. Retained interests are subsequently carried at fair value, which is estimated based on the present value of expected cash flows, calculated using management's best estimates of key assumptions, including credit losses and discount rate. The Company's retained interests in securitized receivables are included in investment in and due from qualifying special purpose entity in the consolidated balance sheets. Gains on sale of the receivables to Funding, the revaluation gains (losses) of the retained interests and servicing fees are included in securitization income (loss) in the consolidated statements of income.

Income Taxes - The Company uses the asset and liability approach for financial accounting and reporting for income taxes. A valuation allowance is established when necessary, to reduce deferred tax assets to the amount expected to be realized.

Comprehensive Income - In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company has presented comprehensive income, which is the sum of net income and other comprehensive income, in the accompanying consolidated statements of stockholders' equity. Other comprehensive income consists of changes to stockholders' equity other than those resulting from net income or stockholder transactions. The Company's other comprehensive income consists of foreign currency translation adjustments. Accumulated other comprehensive loss, which is the cumulative amount of other comprehensive income (loss), is a separate component of consolidated stockholders' equity.

Foreign Currency Translation - Balance sheet accounts of the Company's foreign operations are translated at the exchange rate in effect at each year-end and income statement accounts are translated at the average exchange rate prevailing during the year. Gains and losses arising from the translation of foreign subsidiary financial statements are included in other comprehensive income.

Reclassifications - Certain prior period amounts have been reclassified to conform to the 2001 presentation.

New Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Asset. These statements set new accounting and reporting standards for business combinations, goodwill and other intangible assets with varying effective dates. The Company has not participated in any business combinations, nor does it carry goodwill or material amounts of other intangible assets as described in SFAS No.
142. Also in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which sets new accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not expect the adoption of these statements to have a significant impact on the financial position or results of operations of the Company.

2. PROPERTY AND EQUIPMENT

The major categories of property and equipment are as follows (in thousands):


                                                     2001       2000
Computer equipment                                 $ 1,005     $  865
Furniture and fixtures                                 605        536
Computer software                                    1,543      1,007
Leasehold improvements                                 211        209
                                                   -------     ------
                                                     3,364      2,617
Accumulated depreciation and amortization           (1,633)      (773)
                                                   -------     ------

Property and equipment, net                         $1,731     $1,844
                                                   =======     ======



3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Investment in qualifying special purpose entity is recorded at fair value. The carrying amounts of cash and cash equivalents, accounts receivable, trade acceptance drafts receivable, due from qualifying special purpose entity and short-term borrowings approximate fair value based on the short-term maturities of these financial instruments.

4. CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, accounts receivable and trade acceptance drafts receivable. The Company deposits certain funds with a bank located in Grand Cayman Islands where there is no insurance on bank deposits. As of June 30, 2001, the Company's uninsured deposits amounted to $15,593,000. Concentration of credit risk with respect to accounts receivable and trade acceptance drafts receivable is limited due to the Company's large number of customers and their dispersion across many different industries and countries worldwide. As of June 30, 2001, the Company had no significant concentration of credit risk. To mitigate some of the credit risk related to trade acceptance drafts receivable, the Company has a business credit insurance policy of $25 million and surety bonds guaranteeing payment of E-TADs in the amount of approximately $34 million as of June 30, 2001. The business credit insurance policy and surety bonds are placed with a small number of sureties. Although management undertakes due diligence to verify the financial strength and good reputation of its sureties, the Company recently recorded a significant write-off of assets defaulted upon by a surety - see Note 12 below.

5. NET INCOME PER SHARE

In accordance with SFAS No. 128, Earnings per Share, basic net income per share has been computed based on the weighted average of common shares outstanding. Diluted net income per share gives the effect of outstanding stock options. The treasury stock method is used to calculate the dilutive effect of stock options issued. All of the net income reported in the financial statements is available to common shareholders.

Net income per common share has been computed as follows (dollars in thousands except per share amounts):


                                               2001                       2000                      1999
                                      ----------------------     ----------------------    ----------------------
                                        Basic       Diluted        Basic       Diluted       Basic       Diluted
                                       -------      -------       -------      -------      ------        ------
Net Income                             $21,425      $21,425       $11,304      $11,304      $6,234        $6,234
                                       -------      -------       -------      -------      ------        ------
Weighted average of
   shares outstanding                 9,102,455    9,102,455     8,708,380    8,708,380    8,527,851    8,527,851

Weighted average of
   options outstanding                             1,654,569                    503,494                   282,416
                                                   ---------                  ---------                 ---------

Total equivalent shares               9,102,455   10,757,024     8,708,380    9,211,874    8,527,851    8,810,267
                                      =========   ==========     =========    =========    =========    =========

Net income per common share             $2.35        $1.99         $1.30        $1.23        $0.73        $0.71
                                        =====        =====         =====        =====        =====        =====


Stock options that have exercise prices in excess of the average market price during the year are considered antidilutive and are not included in the calculation for net income per share. Options to purchase 105,745, 599,619, and 1,329,960 shares of common stock were outstanding in 2001, 2000 and 1999, respectively, but were not included for part or all of the year in the computation of diluted earnings per share because their effect would have been antidilutive.

6. COMMON STOCK AND STOCK OPTIONS

The Company has a stock option plan, expiring in 2011, under which options to purchase shares of the Company's common stock may be granted to employees and directors of the Company. The exercise price of the options equal or exceed the fair market value of the underlying stock on the date of grant. A total of 5,000,000 shares of common stock have been reserved for issuance. Other terms and conditions for each option granted, such as exercise price and vesting schedule, are set by a committee of the Company's Board of Directors. Details are as follows:


                               Number of Options  Exercise Price Per Share  Weighted Exercise
   Outstanding at June 30, 1998    1,041,920         $ 1.25 - $ 19.50             $9.50

   Granted                           672,950        $ 11.10 - $ 16.70            $12.29
   Canceled                          (18,500)        $ 5.00 - $  6.40            $ 4.11
   Exercised                         (29,366)        $ 5.00 - $ 14.30            $10.12
                                   ---------

   Outstanding at June 30, 1999    1,667,004         $ 3.00 - $ 19.50            $10.68
                                   ---------

   Granted                         2,484,282        $ 12.00 - $ 16.19            $13.21
   Canceled                          (29,500)        $ 3.00 - $ 14.30            $10.35
   Exercised                        (773,314)        $ 5.00 - $ 16.70             $8.53
                                   ---------

   Outstanding at June 30, 2000    3,348,472         $ 3.00 - $ 19.50            $13.22
                                   ---------

   Granted                         2,353,806        $ 15.25 - $ 31.31            $20.30
   Canceled                          (80,986)        $ 5.00 - $ 20.69            $16.17
   Exercised                      (1,232,649)        $ 3.00 - $ 15.69            $12.88
                                   ---------

   Outstanding at June 30, 2001    4,388,643        $ 12.00 - $ 31.31            $17.01
                                   ---------

The following table summarizes information about fixed-price stock options outstanding at June 30, 2001:


Range of Exercise      Number of          Weighted          Weighted         Number of          Weighted
      Prices            Options           Average        Average Years        Options           Average
                      Outstanding     Exercise Prices    to Expiration     Exercisable at    Exercise Price
                                                                           June 30, 2001
$12.00 to $14.00       1,884,058           $13.11             2.77           1,884,058           $13.11
$14.30 to $21.00       1,629,783           $17.90             3.40           1,435,783           $17.65
$21.89 to $31.31         874,802           $23.76             3.06             850,802           $23.65
                       ---------           ------             ----           ---------           ------

Total                  4,388,643           $17.01             3.06           4,170,643           $16.82
                       =========           ======             ====           =========           ======


The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and selected interpretations in accounting for its options. Accordingly, as all options have been granted at fair value on the date of grant, no compensation expense has been recognized. Had compensation cost for the Company's stock options been determined based upon the fair value at the grant date for these awards consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income
(loss) would have been $8,532,000, $6,119,000 and $2,399,000 for 2001, 2000 and
1999, respectively. Basic net income per share would have been $0.94, $0.70 and $0.28, for 2001, 2000 and 1999, respectively, and diluted net income per share would have been $0.79, $0.66 and $0.27, for 2001, 2000 and 1999, respectively.

For the purpose of determining compensation expense under SFAS No. 123, the fair value of each warrant or option is measured at the grant date using the Black-Scholes option pricing model with the following assumptions for the years 2001, 2000 and 1999. The dividend yield is 0% for all years, volatility is 79%, 65% and 41%, respectively, the risk-free interest rate is 4.63%, 6.11% and 5.38%, respectively, and expected lives are 3, 4 and 2 years, respectively. The fair values generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the warrant holder.

7. SEGMENT INFORMATION

In accordance with SFAS No.131, Disclosures about Segments of an Enterprise and Related Information, the Company's business operations are divided into two principal business segments: TAD program and international merchandise trade activities. The Company's business segments are based on business units or entities that offer different products and services. The TAD program is operated by Capital in the United States and Actrade Canada in Canada. The international merchandise trade activities are conducted by International, Actrade SA and Resources. They are managed separately because each business segment requires different strategic initiatives and marketing.

The Company's revenue, income before provision for income taxes, depreciation and amortization, interest expense, total assets and capital expenditures for each segment for the years ended June 30, 2001, 2000 and 1999 were as follows (in thousands):

                                                                 2001       2000      1999
          Revenue:
            Trade Acceptance Drafts                             $25,262   $14,636   $ 6,139
            International Merchandise Trade                      30,508    14,775     8,431
                                                                -------   -------   -------
                                                                $55,770   $29,411   $14,570
                                                                =======   =======   =======
          Income before Provision for Income Taxes:
            Trade Acceptance Drafts                             $ 1,937   $ 1,177   $   145
            International Merchandise Trade                      21,807    10,326     6,246
                                                                -------   -------   -------
                                                                $23,744   $11,503   $ 6,391
                                                                =======   =======   =======
          Depreciation and Amortization:
            Trade Acceptance Drafts                             $   944   $   567   $   150
            International Merchandise Trade                          15        10        14
                                                                -------   -------   -------
                                                                $   959   $   577   $   164
                                                                =======   =======   =======
          Interest Expense, net:
            Trade Acceptance Drafts                             $ 1,903   $ 1,904   $   775
            International Merchandise Trade                       7,549     3,473     1,122
                                                                -------   -------   -------
                                                                $ 9,452   $ 5,377   $ 1,897
                                                                =======   =======   =======
          Total Assets:
            Trade Acceptance Drafts                             $50,425   $50,374   $27,724
            International Merchandise Trade                      46,755    25,542    16,727
                                                                -------   -------   -------
                                                                $97,180   $75,916   $44,451
                                                                =======   =======   =======
          Capital Expenditures:
            Trade Acceptance Drafts                             $   753   $ 1,382   $   876
            International Merchandise Trade                           0         0        22
                                                                -------   -------   -------
                                                                $   753   $ 1,382   $   898
                                                                =======   =======   =======

The following table provides the Company's geographic information for revenue, which is based on the location of transactions processed for TAD program and the location of customers for international merchandise trade activities (in thousands):

                                                                   2001      2000       1999
          Revenue - Trade Acceptance Drafts:
          United States                                           $24,617   $14,283   $ 6,042
          Canada                                                      645       353        97
                                                                  -------   -------   -------
                                                                  $25,262   $14,636   $ 6,139
                                                                  =======   =======   =======

          Revenue - International Merchandise
          Trade:
          United States                                           $     0   $     3   $     0
          South America                                             6,440     5,796     3,405
          Eastern Europe                                              986     1,231         0
          Western Europe                                            5,721     1,708     3,631
          Far East                                                  4,348     2,382       787
          Middle East                                               7,338     2,003       472
          Central America and the Caribbean                         5,675     1,652       136
                                                                  -------   -------   -------
                                                                  $30,508   $14,775   $ 8,431
                                                                  =======   =======   =======


8. INCOME TAXES

Provision for income taxes is comprised of the following for the years ended June 30 (in thousands):

                                                 2001      2000     1999
         Current tax expense:
            Federal                            $1,709     $616     $250
            State and local                       505      271      118
                                               ------     ----     ----
                                                2,214      887      368
                                               ------     ----     ----

         Deferred tax expense (benefit):
            Federal                                69     (497)    (143)
            State and local                        36     (191)     (68)
                                               ------     ----     ----
                                                  105     (688)    (211)
                                               ------     ----     ----

                                               $2,319     $199     $157
                                               ======     ====     ====


A reconciliation of income tax expense at the statutory rate to income tax at the Company's effective tax rate is as follows:

                                                       2001     2000     1999
         Statutory U.S. Federal rate                   34.0%    34.0%    34.0%
         State and local income taxes (net of
         Federal tax benefit)                           1.5      0.5      0.5
         Undistributed earnings of foreign
         subsidiaries                                 (29.1)   (30.3)   (32.6)
         Loss (income) from qualifying
         special purpose entity                         3.4     (2.5)     0.0
         Other                                          0.0      0.0      0.6
                                                       ----    -----    -----
                                                        9.8%     1.7%     2.5%
                                                       ====    =====    =====

Deferred income taxes are comprised of the following as of June 30 (in thousands):

                                                   2001      2000
         Deferred tax assets:
         Allowances for doubtful accounts          $905     $1,129
                                                   ----     ------
         Deferred tax liabilities:
         Depreciation and amortization              (34)      (121)
         Securitization                             (71)      (103)
                                                   ----     ------
                                                   (105)      (224)
                                                   ----     ------
                 Net                               $800     $  905
                                                   ====     ======

Earnings from operations of foreign subsidiaries were $21,727,000, $10,249,000 and $6,122,000 for the years ended June 30, 2001, 2000 and 1999, respectively. As of June 30, 2001, no domestic income taxes have been provided on the Company's undistributed net earnings of overseas operations due to management's intent to reinvest such amounts indefinitely. Those earnings totaled approximately $46 million as of June 30, 2001. The aggregate amount of unrecognized deferred tax liability is approximately $16 million as of June 30, 2001.

9. SHORT-TERM BORROWINGS

Capital has two credit agreements with a bank under which interest on borrowings is determined based on the bank's prime rate. One agreement in the amount of $10,000,000 continues until it is terminated by either party with 60 days notice. As of June 30, 2001, Capital had borrowings of $3,329,000 under this agreement at an average interest rate of 6.8%. The other agreement is a $30,000,000 revolving credit, expiring at the end of December 2001. As of June 30, 2001, Capital had borrowings of $13,363,000 under this agreement at an average interest rate of 6.3%

Capital has a revolving credit agreement with another bank in the amount of $20,000,000, expiring November 2001. Interest on borrowings is determined based on the bank's prime rate. As of June 30, 2001, Capital had borrowings of $10,820,000 under this credit agreement at an average interest rate of 6.8%. On August 13, 2001, Capital entered into a new $15 million revolving credit facility with a financial services company expiring November 2002. The interest rate on borrowings will be based on the London Interbank Offered Rate (LIBOR).

Actrade Canada has a credit agreement with a bank in the amount of CN$5,000,000, expiring November 2001. Interest on borrowings is determined based on the bankers' acceptance rate. As of June 30, 2001, the Company had borrowings of CN$4,700,000 (U.S.$3,103,000) under this credit agreement at an average interest rate of 6.2%.

Under the terms of all bank agreements, the proceeds from borrowings are to be utilized exclusively to finance the Company's E-TAD program and all borrowings are secured by E-TADs, which are pledged to the banks.

10. SECURITIZATION AND QUALIFYING SPECIAL PURPOSE ENTITY

In March 1999, Capital entered into a securitization program, which will expire in March 2004, with a financial institution whereby Capital sells TADs receivable to Funding for the proceeds up to $25,000,000.

For the year ended June 30, 2001, the Company sold approximately $16,229,000 of TADs receivable to Funding in securitization transactions. Capital receives a substantial portion of the sales price in cash upon sales. For the year ended June 30, 2001, Capital received the proceeds from sales for the amount of approximately $13,922,000 of which $315,000 was reinvested in Funding. Gains recognized on sale of receivables to Funding were approximately $560,000 for the year ended June 30, 2001. The Company receives servicing fee (1% of the daily average balances) as compensation for servicing the securitized receivables. Cash flows from servicing fees totaled $27,000 for the year ended June 30, 2001.

The value of the retained interests is subject to credit and interest rate risks related to the transferred receivables. Key assumptions used in calculating the initial fair value of the retained interests upon completion of securitization transactions were as follows:

         Expected credit losses (annual rate)                                   1%
         Annual discount rate on residual cash flows                            7%

Key assumptions used in calculating the fair value of the retained interest as of June 30, 2001 and reduction in the carrying amount of retained interests caused by immediate adverse changes in those assumptions for the fiscal 2001 are as follows:

         Carrying amount of retained interests as of June 30, 2001              $1,799,000
         Expected credit losses (annual rate)                                   1%
              Impact of 10% change                                              $4,000
              Impact of 20% change                                              $9,000
         Annual discount rate on residual cash flows                            7%
              Impact of 10% change                                              $2,000
              Impact of 20% change                                              $4,000


The sensitivities chosen are hypothetical and may not accurately reflect actual variability. Similarly, each sensitivity calculation was performed in isolation from others, ignoring the magnifying or countervailing effects that might occur in actual markets.

As of June 30, 2001, the Company was managing TADs receivable with principal amounts aggregating $48,582,000 consisting of $4,681,000 on behalf of Funding with the remainder held by Capital and Actrade Canada. $2,211,000 of such TADs receivable were delinquent, representing items that Capital's management considers to be defaulted. The portion of past due TADs receivable secured by surety bonds is not classified as delinquent, nor are certain "in transit" items (generally less than 10 business days past due). But delinquent amounts include TADs receivable not yet defaulted, but due from obligors who are in default on other TADs receivable. Funding, Capital and Actrade Canada had combined net credit losses of $10,712,000 for the year ended June 30, 2001.

The financial information of Funding as of and for the periods ended June 30, 2001 and 2000 is summarized as follows (in thousands):

                                                                    2001          2000
       Cash and cash equivalents                                  $   195        $   387
       Trade acceptance drafts receivable, net                      4,480          8,947
       Other current assets                                            21            225
                                                                  -------        -------
       Total assets                                               $ 4,696        $ 9,559
                                                                  =======        =======
       Short-term borrowings                                      $ 2,722        $ 3,667
       Other current liabilities                                    3,165          4,541
                                                                  -------        -------
       Total liabilities                                            5,887          8,208
       Stockholder's (deficiency) equity                           (1,191)         1,351
                                                                  -------        -------
       Total liabilities and stockholder's (deficiency) equity    $ 4,696        $ 9,559
                                                                  =======        =======
       Revenue                                                       $987        $ 4,473
       Net operating expenses                                      (3,529)        (3,628)
                                                                  -------        -------
       Net (loss) income                                          ($2,542)       $   845
                                                                  =======        =======


A substantial portion of net operating expenses for the period ended June 30, 2001 reflected the write-off of $2.6 million of trade acceptance drafts receivable which were not paid by a surety. See Note 12 below.

11. COMMITMENTS AND CONTINGENCIES

Leases - The Company is committed to various noncancelable operating leases for office space. Future minimum lease payments required under these leases at June 30 are as follows (in thousands):

                    June 30,                    Amount
                    2002                        $  557
                    2003                           540
                    2004                           439
                    2005                           154
                    2006                           134
                      Thereafter                    68
                                                ------
                                                $1,892
                                                ======

Rent expense for the years ended June 30, 2001, 2000 and 1999 was $675,000, $561,000 and $345,000, respectively.

Letters of Credit - The Company is contingently liable for letters of credit amounting to $3 million as of June 30, 2001.

12. LEGAL MATTERS/BAD DEBT EXPENSE

During fiscal 2000, three participants in Capital's TAD Program defaulted on obligations with an aggregate principal amount of approximately $10.5 million. Surety bonds secured these obligations. Sureties paid off $5 million of these obligations. However, another surety did not pay its obligations totaling approximately $5.5 million. Capital has engaged in extensive litigation to recover these monies and such efforts are ongoing. However, in June 2001 an order of liquidation was entered against the surety in Nebraska. The effect was to stay any legal actions and call into question Capital's ability to collect on any judgment which might eventually be entered on its behalf. Accordingly, management elected to write off these receivables ($2.9 million of which were held by Capital and $2.6 million by Funding) in the 4th quarter of fiscal 2001.

Capital and Actrade Canada are involved in several other routine suits primarily relating to the collection of defaulted E-TADs. However, none of these other suits, individually or in the aggregate, represents amounts that, in management's opinion, are material or which could have a material adverse impact upon either the business or financial condition of either Capital or the Company.

In all of the pending suits, neither the Company nor any of its other subsidiaries, except Capital and Actrade Canada, are parties. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that these pending lawsuits, claims and proceedings will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

13. QUARTERLY INFORMATION (UNAUDITED)

The following table shows results of operations for each of the quarters during fiscal 2001 and 2000 (in thousands except per share amounts).

                                       September 30,  December 31,     March 31,      June 30,     Fiscal Year
                                           2000           2000           2001           2001          2001
Revenue:
  Trade Acceptance Drafts                 $4,971         $5,212         $6,257         $8,822        $25,262
  International Merchandise Trade          6,197          7,474          7,987          8,850         30,508
                                         -------        -------        -------        -------        -------
Total Revenue                            $11,168        $12,686        $14,244        $17,672        $55,770
                                         =======        =======        =======        =======        =======

Net Income                                $4,895         $5,761         $6,533         $4,236        $21,425
                                          ======         ======         ======         ======        =======

Net Income per Common Share:
  Basic                                    $0.54          $0.64          $0.72          $0.45          $2.35
                                           =====          =====          =====          =====          =====
  Diluted                                  $0.46          $0.55          $0.60          $0.37          $1.99
                                           =====          =====          =====          =====          =====

                                       September 30,  December 31,     March 31,      June 30,     Fiscal Year
                                           1999           1999           2000           2000          2000
Revenue:
  Trade Acceptance Drafts                 $2,708         $2,090         $3,736         $6,102        $14,636
  International Merchandise Trade          2,680          2,844          3,483          5,768         14,775
                                          ------         ------         ------        -------        -------
Total Revenue                             $5,388         $4,934         $7,219        $11,870        $29,411
                                          ======         ======         ======        =======        =======

Net Income                                $2,508         $1,999         $3,187         $3,610        $11,304
                                          ======         ======         ======         ======        =======

Net Income per Common Share:
  Basic                                    $0.29          $0.23          $0.36          $0.41          $1.30
                                           =====          =====          =====          =====          =====
  Diluted                                  $0.29          $0.22          $0.35          $0.38          $1.23
                                           =====          =====          =====          =====          =====

Certain prior period amounts have been reclassified to conform to the current period presentation. Income or loss from securitization transactions has been reclassified from Revenue - Trade Acceptance Drafts to Securitization (Loss) Income for the first three quarters of fiscal year 2001, all quarters of fiscal year 2000 and the last quarter of fiscal year 1999. The reclassifications were made to more clearly reflect the effects of securitization transactions in the consolidated statements of income. The reclassifications of securitization
(loss) income resulted in increases (decreases) of Revenue of $297,000, $294,000, and $520,000 for the three quarters ended March 31, 2001 and ($1,365,000), ($1,988,000), ($945,000) and $2,062,000 for the quarters ended
June 30, 2000.For the years ended June 30, 2000 and 1999, the total reclassified securitization income from revenue amounts for the year were $2,236,000 and $1,802,000 respectively. In addition, certain expense has been reclassified from Interest Expense to Revenue - Trade Acceptance Drafts in the amount of $1,682,000, $1,969,000 and $2,250,000 for the three quarters ended March 31,
2001. These reclassifications were made to reflect Revenue for the first three quarters of fiscal 2001 in a similar manner as reflected in prior periods. Both these reclassifications did not have any impact on total assets, stockholders' equity or net income of the Company.

                       ACTRADE FINANCIAL TECHNOLOGIES LTD.


                                                                     SCHEDULE II


                 Schedule II - Valuation and Qualifying Accounts
                                 (In thousands)

        Description                       Balance at        Charged to Costs                   Balance at End of
        -----------                    Beginning of Year      and Expenses      Deductions           Year
Year Ended June 30, 2001
Allowance for doubtful accounts             $3,044              $6,372            $7,404            $2,012
                                            ======              ======            ======            ======

Year Ended June 30, 2000
Allowance for doubtful accounts             $1,560              $6,074            $4,590            $3,044
                                            ======              ======            ======            ======

Year Ended June 30, 1999
Allowance for doubtful accounts                $62              $1,601              $103            $1,560
                                            ======              ======            ======            ======

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction g (3) to Form 10K, information on executive compensation is incorporated by reference from Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction g (3) to Form 10K, information on executive compensation is incorporated by reference from Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction g (3) to Form 10K, information on security ownership of certain beneficial owners and management is incorporated by reference from Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction g (3) to Form 10K, information on certain relationships and related transactions is incorporated by reference from Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Exhibits: None

     Financial Statement Schedules:

     Schedule II - Valuation and Qualifying Accounts has been filed herein (see Page 34)


     Reports on Form 8-K:

     The Company filed a report on FORM 8-K dated June 12, 2001 concerning the appointment of a new member of the Board of Directors.

     The Company filed a report on FORM 8-K dated June 19, 2001 concerning the decision to write-off certain defaulted TADs based on the liquidation of the surety insuring these TADs.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACTRADE FINANCIAL TECHNOLOGIES LTD.


Date: September 14, 2001   By: /s/Alexander C. Stonkus___________________________
                                    Alexander C. Stonkus, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 14, 2001  By: /s/Amos Aharoni______________________________________
                                    Amos Aharoni, Chairman of the Board of Directors

Dated: September 14, 2001  By: /s/Alexander C. Stonkus___________________________________________________
                                    Alexander C. Stonkus, Chief Executive Officer, President and Director

Dated: September 14, 2001  By: /s/Joseph P. D'Alessandris___________________________
                                    Joseph P. D'Alessandris, Chief Financial Officer

Dated: September 14, 2001  By: /s/John Woerner__________________________________
                                    John Woerner, Director

Dated: September 14, 2001  By: /s/Elizabeth Melnik__________________________
                                    Elizabeth Melnik, Secretary and Director

Dated: September 14, 2001  By: /s/Robert Furstner_______________
                                    Robert Furstner, Director

Dated: September 14, 2001  By: /s/Harry Friedman_______________
                                    Harry Friedman, Director

Dated: September 14, 2001  By: /s/Alex W. Hart_______________
                                    Alex W. Hart, Director



                     STATEMENT OF DIFFERENCES
                     ------------------------
The section symbol shall be expressed as...........................  'SS'