Form 10-Q
period 2001-09-30
ACTRADE FINANCIAL TECHNOLOGIES LTD
filed 2001-10-24
CIK 819255

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                           ---------------------------

                For the quarterly period ended September 30, 2001

                         Commission File Number 0-18711


                       ACTRADE FINANCIAL TECHNOLOGIES LTD.

              Incorporated under the laws of the State of Delaware
                I.R.S. Employer Identification Number 13-3437739


                  7 Penn Plaza, Suite 422, New York, N.Y. 10001
                         Telephone Number (212) 563-1036


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

         Yes      X        No____

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of October 20, 2001 there were 10,132,844 shares of Common Stock, par value $0.0001

                                      INDEX


Part I. Financial Information



Item 1.   Condensed consolidated financial statements (Unaudited)

          Condensed consolidated balance sheets as of September 30, 2001 and June 30, 2001                 3

          Condensed consolidated statements of income for the three months ended September 30, 2001
          and 2000                                                                                         4

          Condensed consolidated statements of cash flows for the three months ended September 30, 2001
          and 2000                                                                                         5

          Notes to condensed consolidated financial statements                                             6


Item 2. Management's discussion and analysis of financial condition and results of operations              8

Item 3: Quantitative and qualitative disclosures about market risk                                        11

PART II. Other Information

Item 6. Exhibits and reports on Form 8-K                                                                  11


Signatures                                                                                                12

ACTRADE FINANCIAL TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts


                                                                              September 30,      June 30, 2001
                                                                                  2001
                                                                               (Unaudited)
ASSETS
     CURRENT ASSETS:
          Cash and cash equivalents                                               $ 17,635           $42,155
          Accounts receivable - trade                                               38,025             5,786
          Trade acceptance drafts receivable (net of deferred income and allowance for doubtful accounts of $1,201 and $2,620 at
             September 30, 2001 and $1,209 and $2,012 at June 30, 2001)             47,409            40,680
          Investment in and due from qualifying special purpose entity               1,263             2,217
          Income tax refund receivable                                               2,822             2,823
          Deferred income taxes                                                      1,080               800
          Other current assets                                                         709               647
                                                                                  --------           -------
                    Total Current Assets                                           108,943            95,108

     PROPERTY AND EQUIPMENT, NET                                                     1,517             1,731
     OTHER ASSETS                                                                       88               341
                                                                                  --------           -------


TOTAL ASSETS                                                                      $110,548           $97,180
                                                                                  ========           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
          Short-term borrowings                                                   $ 31,421           $30,615
          Other current liabilities                                                  5,443             1,316
                                                                                  --------           -------
                    Total Current Liabilities                                       36,864            31,931
                                                                                  --------           -------
     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:
          Common stock, $0.0001 par value, authorized
             100,000,000 shares, issued and outstanding
             11,107,045 shares and 10,132,844 shares at September 30, 2001 and
             10,565,514 shares and 9,880,151 shares at June 30, 2001                     1                 1
          Additional paid-in capital                                                46,102            38,881
          Retained earnings                                                         55,428            47,065
          Accumulated other comprehensive income (loss)                                 59               (13)
          Treasury stock at cost, 974,201 shares at September 30, 2001 and
                685,363 shares at June 30, 2001                                    (27,906)          (20,685)
                                                                                  --------           -------
                      Total Stockholders' Equity                                    73,684            65,249
                                                                                  --------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $110,548           $97,180
                                                                                  ========           =======

See notes to condensed consolidated financial statements.


ACTRADE FINANCIAL TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited)
--------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts

                                                                             Three months ended
                                                                                September 30,
                                                                                -------------
                                                                             2001           2000
                                                                             ----           -----
Revenue
          Trade Acceptance Drafts                                          $ 8,741         $ 4,971
          International Merchandise Trade                                    8,190           6,197
                                                                           -------         -------
Total Revenue                                                               16,931          11,168
                                                                           -------         -------

Operating Expenses:
          General and administrative                                        (3,652)         (2,572)
          Bad debt expense                                                    (600)           (571)
          Securitization loss, net                                            (237)           (297)
          Interest, net                                                     (2,243)         (2,027)
                                                                           -------         -------
Total Operating Expenses                                                    (6,732)         (5,467)
                                                                           -------         -------

Income before Provision for Income Taxes                                    10,199           5,701

Provision for Income Taxes                                                  (1,836)           (806)
                                                                           -------         -------

Net Income                                                                 $ 8,363         $ 4,895
                                                                           =======         =======
Net Income per Common Share:
Basic                                                                      $  0.84         $  0.54
Diluted                                                                    $  0.77         $  0.46

Weighted Average Number of Shares Outstanding:
Basic                                                                    9,981,778       8,992,816
Diluted                                                                10,869, 146      10,625,041

See notes to condensed consolidated financial statements

ACTRADE FINANCIAL TECHNOLOGIES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts

                                                                       Three months ended September 30,
                                                                       --------------------------------
                                                                                2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                   $  8,363    $  4,895
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
     Depreciation and amortization                                                490         214
     Bad debt expense                                                             600         571
     Deferred income                                                               (8)         74
     Securitization loss, net                                                     237         297
     Deferred income taxes                                                       (280)       (249)
Changes in operating assets and liabilities:
     Accounts receivable - trade and trade
        acceptance drafts receivable                                          (39,560)      2,257
     Other assets                                                                 728         557
     Other current liabilities                                                  4,127         468
                                                                             --------    --------
Net cash (used in) provided by operating activities                           (25,303)      9,084
                                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                           (23)       (255)
                                                                             --------    --------
Net cash used in investing activities                                             (23)       (255)
                                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                    7,221         809
      Purchase of treasury stock                                               (7,221)       (809)
      Change in short-term borrowings                                             806     (11,665)
                                                                             --------    --------
Net cash provided by (used in) financing activities                               806     (11,665)
                                                                             --------    --------
CHANGE IN CASH AND CASH EQUIVALENTS                                           (24,520)     (2,836)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   42,155       9,424
                                                                             --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 17,635    $  6,588
                                                                             ========    ========

Supplemental disclosures of cash flow information:
     Interest paid during the period                                         $  2,444    $  2,175
                                                                             ========    ========

     Income taxes paid during the period                                     $      5    $  1,024
                                                                             ========    ========


See notes to condensed consolidated financial statements.

              ACTRADE FINANCIAL TECHNOLOGIES LTD. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Summary of Significant Accounting Policies:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report of Actrade Financial Technologies Ltd. (the "Company") and subsidiaries on Form 10-K for the fiscal year ended June 30, 2001.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. Income or loss from securitization transactions has been reclassified from Revenue - Trade Acceptance Drafts to Securitization Loss. The reclassification was made to more clearly reflect the effects of securitization transactions in the consolidated statements of income. The reclassification of securitization loss resulted in a revenue increase of $297,000 for the quarter ended September 30, 2000. In addition, certain expense has been reclassified from Interest Expense to Revenue - Trade Acceptance Drafts in the amount of $1,682,000 for the quarter ended September 30, 2000. This reclassification was made to reflect revenue for the quarter ended September 30, 2000 in a similar manner as reflected in prior periods. Neither of the above reclassifications had any impact on total assets, stockholders' equity or net income of the Company.

Actrade Funding Corp. ("Funding") is a wholly-owned subsidiary of Actrade Capital, Inc. ("Capital") with the specific purpose of purchasing trade acceptance draft receivables from Capital. Funding is considered as a qualifying special purpose entity. During the quarter ended September 30, 2001, management decided not to utilize this securitization arrangement.

On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement establishes one accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect the adoption of this statement to have a significant impact on its financial position or results of operations of the Company.

2.       Segment Information:

The Company's business operations are divided into two principal business segments: Trade Acceptance Drafts program ("TADs" or "E-TADs") and International Merchandise Trade ("IMT") activities. The Company's business segments are based on business units or entities that offer different products and services. They are managed separately because each business segment requires different strategic initiatives and marketing. During the quarter ended September 30, 2001, Actrade Commerce Corp. ("Commerce") began operations. Commerce purchases Bills of Exchange outside of North America and its results are included in the IMT segment. A Bill of Exchange is an unconditional order in writing signed by the person originating it, requiring the person to whom it is addressed to pay on demand, or at a fixed or determinable future time, a sum certain in money, to or to the order of, a specified person, or to the bearer. A Bill of Exchange involves the payment of money only.

Revenue, income before provision for income taxes and total assets for each segment were as follows:


                                                                Three Months Ended
                                                                    September
                                                               2001            2000
         Revenue:
            Trade Acceptance Drafts                          $ 8,741         $ 4,971
            International Merchandise Trade                  $ 8,190         $ 6,197
                                                             -------         -------
                                                             $16,931         $11,168
                                                             -------         -------
         Income before Provision for Income Taxes:
            Trade Acceptance Drafts                          $ 4,273         $ 1,615
            International Merchandise Trade                  $ 5,926         $ 4,086
                                                             -------         -------
                                                             $10,199         $ 5,701
                                                             =======         =======


                                                           September          June
                                                           30, 2001         30, 2001
         Total Assets:
            Trade Acceptance Drafts                         $ 56,059         $50,425
            International Merchandise Trade                 $ 54,489         $46,755
                                                            --------         -------
                                                            $110,548         $97,180
                                                            ========         =======


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

o Unanticipated economic impacts of the September 11, 2001 terrorist attack on the United States

Segment Reporting Disclosures.

The Company's revenue is generated from two major business segments: the E-TAD Program and IMT.

An E-TAD is a post-dated payment draft prepared by the buyer of goods or services ("Buyer") and accepted by the seller of the goods or services ("Supplier") by the Buyer signing and delivering the draft back to the Supplier. The E-TAD Program denotes the Company's ongoing plan for all aspects of E-TADs to be processed, marketed, and fulfilled electronically, including prospective E-commerce applications. The E-TAD Program is operated by Actrade Capital, Inc. ("Capital") in the United States, and Actrade Capital Canada, Inc. ("Actrade Canada") in Canada. Pre-tax income of the E-TAD Program also includes the results of its investment in and transactions with its unconsolidated subsidiary, Actrade Funding Corp.

IMT operations are conducted through Actrade International Corp. ("International"), which resells American-made products to foreign buyers; Actrade S.A., including its wholly-owned subsidiary Actrade Resources, Inc. ("Resources"), which resells non-US products to foreign buyers; and Actrade Commerce Corp., which purchases Bills of Exchange outside of North America.

I. Results of Operations - First Quarter, Fiscal 2002 Compared to First Quarter, Fiscal 2001.

All figures included in the following discussion have been rounded to the nearest $1,000 for presentation purposes.

Revenue:

For the quarter ended September 30, 2001, the Company had consolidated revenue of $16,931,000 as compared to $11,168,000 for the same period in fiscal 2001, an increase of 51.6%. This increase resulted from substantial revenue increases in each of the Company's business segments as outlined below.

         E-TAD Program Revenue

Revenue for the first quarter of fiscal 2002 from the E-TAD Program totaled $8,741,000, as compared to $4,971,000 in the first quarter of fiscal 2001, an increase of 75.8%. This increase represents a higher volume of E-TAD transactions that management believes were a direct result of the accelerated marketing and expansion program begun during the prior fiscal year and which continues today. (See also Expenses: General and Administrative and Liquidity and Capital Resources below). For the first quarter of fiscal 2002, total E-TAD originations (representing the face amount of all E-TAD transactions) totaled $132,450,000, as compared to $83,737,000 during the first quarter of fiscal 2001.

         International Merchandise Trade Revenue

Revenue from International Merchandise Trade during this period climbed to $8,190,000 as compared to $6,197,000 in the first quarter of fiscal 2001, an increase of 32.2%. This increase was the result of increased unit sales by Resources, rather than from price increases for the products sold. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During the first quarter of fiscal 2002, the Company's principal overseas markets continued to be (i) South America (ii) Eastern Europe, (iii) Western Europe, (iv) Far East, (v) Middle East and (vi) Central America and the Caribbean.

See "Condensed Consolidated Financial Statements - Note 2, Segment Information" for additional information.

Expenses:

         General and Administrative

General and administrative expenses for the quarter ended September 30, 2001 were $3,652,000, as compared to $2,572,000 for the same period last year, an increase of 42%. The major component of this increase was compensation for the E-TAD segment (including commissions and other related costs), which increased to $1,551,000 in the three months ended September 30, 2001 from $1,021,000 in the same period last year. This reflected the expansion of sales force and back-office support personnel and additional office space to support the E-TAD Program.

Legal fees also increased $311,000, reflecting increased litigation costs to recover monies from defaulted E-TADs. Most such costs have been incurred in connection with the litigation described in Note 12 to the consolidated financial statements and in Item 3 - Legal Proceedings in the Company's Form 10-K for the year ended June 30, 2001. Depreciation and amortization increased $47,000 during the quarter as compared to the September 30, 2000 quarter. This reflected the implementation the related computer hardware to support the E-TAD program and its expanded sales levels. Other components of general and administrative expenses increased $337,000 in the September 30, 2001 quarter as compared to the same period in fiscal 2001.

The above increases in general and administrative expenses in the E-TAD segment were offset in part by reduced expenses in the IMT segment.

With respect to the balance of fiscal 2002, management projects that costs related to E-TAD operations will continue to escalate, particularly as marketing efforts for the E-TAD Program increase and Capital implements its E-Commerce program. However, management believes that the impact of these continued increased costs will be outweighed by increased revenue as the benefits of the fiscal 2002 business and system development mature.

         Bad Debt

Bad debt expense arises almost exclusively from the E-TAD business segment. International Merchandise Trade transactions have had no history of losses. In the first quarter of fiscal 2002, the Company provided for bad debt expense in the amount of $600,000 as compared to $571,000 in the first quarter of fiscal 2001. In evaluating bad debt, management looks at the adequacy of its allowance for doubtful accounts based on the status of individual past due accounts as well as estimating the aggregate amount realizable based on aging.

         Interest

In the first quarter of fiscal 2002, the Company incurred net interest expense of $2,243,000 as compared to $2,027,000 in the same period last year. This increase is due to volume growth in both business segments, offset in part by lower interest rates during the first quarter of fiscal 2002 as well as reduced debt needs due to the Company's positive cash flow from operations.

         Securitization Loss

In the first quarter of fiscal 2002, the Company incurred $237,000 in securitization loss as compared to a loss of $297,000 in the same quarter last year. During the quarter, management decided not to utilize the securitization facility (see Liquidity and Capital Resources below).

Pre-tax Income:

         E-TAD Program

Pre-tax income attributable to the E-TAD business segment was $4,273,000 for the three months ended September 30, 2001, as compared to $1,615,000 for the September 2000 period, an increase of 164.6%. Management believes that this significant improvement reflects the investment made in the recent expansion of the E-TAD program and that such improvement will continue during fiscal 2002.

         International Merchandise Trade

IMT pre-tax income for the quarter ended September 30, 2001 totaled $5,926,000 as compared to $4,086,000 for same period last year, an increase of 45%, consistent with the revenue growth noted above. Management believes that these operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue to be sustained.

Net Income:

After provision for income taxes, the Company reported net income for the first quarter of fiscal 2002 to be $8,363,000, or $0.77 per share (diluted), as compared to $4,895,000 or $0.46 per share (diluted) for the comparable period in fiscal 2001. This represented an increase in net income of 70.8% over last year and an increase in earnings per share of 67.4% over last year. The income tax provision increased from $806,000 in the first three months of fiscal 2001 to $1,836,000 in the first three months of the current fiscal year, primarily due to increased pre-tax income from the E-TAD segment. Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as currently it is the intention of the Company to reinvest such earnings in their foreign operations. Substantially all of the pre-tax income for the IMT segment is comprised of such unrepatriated earnings.


II.  Discussion of Financial Condition - Liquidity and Capital Resources

At September 30, 2001, the Company had working capital of approximately $72,079,000 as compared to working capital of $63,177,000 at June 30,2001. As of September 30, 2001 the Company had cash and cash equivalents of $17,635,000 as compared to $42,155,000 at June 30, 2001. Short-term borrowings increased $806,000 from June 30 to September 30, 2001. Such changes in working capital, short-term borrowings, and cash and cash equivalents resulted from normal variations in the utilization of these items by Capital in its operations, and not due to any trend that is expected to have a continuing effect upon operations in the future. However, consistent with prudent business practice, management attempts to minimize cash at Capital so as to reduce short-term borrowings and related interest expense.

At September 30, 2001, Capital had approximately $36.7 million in Surety bonds guaranteeing payment of E-TADs it had purchased, in addition to $25.0 million in credit insurance.

At September 30, 2001, the Company's total stockholders' equity increased to $73,684,000 as compared to $65,249,000 at June 30, 2001. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.

During the balance of fiscal 2002, the Company projects no significant additional capital expenditures in connection with any of the Company's IMT operations. Management plans to utilize current cash on hand in connection with its IMT operations principally for (i) general working capital reserves to meet any extraordinary or unexpected expenses; (ii) and to finance, if required, the Company's trading operations. However, in connection with the E-TAD Program, management expects that it will have significant additional capital expenditures relating to the ongoing expansion of sales and marketing operations, including implementation of its E-Commerce initiative.

At September 30, 2001, there existed credit facilities with four different banks through which the purchase of E-TADs were financed: $15, $20 and $40 million credit facilities with three financial institutions in the United States; and a CN$5 million (Canadian) credit facility with a financial institution in Canada. The $15 million facility commenced during the September 30, 2001 fiscal quarter. As noted above, the Company recently decided not to utilize the securitization facility.

In order to sustain a growth rate comparable to that experienced in the past few years, management may need to further expand its credit facilities and other means for financing its purchase of E-TADs. Based upon its experience with present lenders (including the new facility executed during the September 30, 2001 fiscal quarter), as well as discussions with other financial institutions, management believes that it will be able to secure adequate financing to sustain the growth of the E-TAD Program in the foreseeable future, although no assurance can be given that such discussions will result in the completion of future financing facilities.


III. Recent Accounting Pronouncements

On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement establishes one accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect the adoption of this statement to have a significant impact on its financial position or results of operations of the Company.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market conditions and interest rates. Operating margins are dependent upon the ability of the Company to maintain the spread or interest differential between the discount it charges the customer for E-TAD transactions and the interest the Company is charged for the financing of those transactions.

Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future except for the effects of the September 11, 2001 terrorist actions against the United States. In the short run, management believes that the aftermath of these events delayed completion of certain transactions that would otherwise have taken place prior to September 30, 2001. The long run effects on the Company's businesses are less clear. Possible decreases (or slower rates of increases) in economic activity might be reflected in lower revenues (and profits) from the Company's business segments. However, this impact might be offset or exceeded either by the effects of proposed economic stimuli, the cost savings from lower interest rates, or increased E-TAD originations due to decreased availability of more conventional credit sources to the Company's customers.

In summary, the Company would be negatively impacted by rapidly rising short-term interest rates. Rising interest rates would adversely affect the levels of gains achieved upon the sale of those E-TAD transactions.


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

       None during this period.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  October 23, 2001


ACTRADE FINANCIAL TECHNOLOGIES LTD.


BY: /s/ Joseph P. D'Alessandris
    ---------------------------
     Chief Financial Officer