Form 10-Q
period 2001-12-31
ACTRADE FINANCIAL TECHNOLOGIES LTD
filed 2002-01-23
CIK 819255

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                           ---------------------------

                For the quarterly period ended December 31, 2001

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

         Yes      X        No
                -----        -----

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of January 22, 2002 there were 10,147,345 shares of Common Stock, par value $0.0001

                                      INDEX
Part I. Financial Information

Item 1.   Condensed consolidated financial statements (Unaudited)

          Condensed consolidated balance sheets as of December 31, 2001 and June 30, 2001             3

          Condensed consolidated statements of income for the six and three months ended
            December 31, 2001 and 2000                                                                4

          Condensed consolidated statements of cash flows for the six months ended
            December 31, 2001 and 2000                                                                 5

          Notes to condensed consolidated financial statements                                        6-7

Item 2. Management's discussion and analysis of the financial condition and results of operations     8-13

Item 3. Quantitative and qualitative disclosures about market risk                                    13

PART II. Other Information

Item 6. Exhibits and reports on Form 8-K                                                              13

Signatures                                                                                            14

ACTRADE FINANCIAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts

                                                                                 December 31, 2001
                                                                                    (Unaudited)     June 30, 2001
ASSETS
     CURRENT ASSETS:
          Cash and cash equivalents                                                  $  26,414       $  42,155
          Accounts receivable - trade                                                   34,469           5,786
          Trade acceptance drafts receivable (net of deferred income and allowance for doubtful accounts of $1,150 and $3,694 at
             December 31, 2001 and $1,209 and $2,012 at June 30, 2001                   38,345          40,680
          Investment in and due from qualifying special purpose entity                      94           2,217
          Income tax refund receivable                                                    --             2,823
          Deferred income taxes                                                          1,521             800
          Other current assets                                                             548             647
                                                                                     ---------       ---------
                    Total Current Assets                                               101,391          95,108

     NON-CURRENT RECEIVABLE                                                              8,500            --
     PROPERTY AND EQUIPMENT, net                                                         1,407           1,731
     OTHER ASSETS                                                                           42             341
                                                                                     ---------       ---------

TOTAL ASSETS                                                                         $ 111,340       $  97,180
                                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
          Short-term borrowings                                                      $  24,869       $  30,615
          Other current liabilities                                                      3,022           1,316
                                                                                     ---------       ---------
                    Total Current Liabilities                                           27,891          31,931

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:
          Common stock, $0.0001 par value, authorized
               100,000,000 shares, issued and outstanding
               11,123,277 shares and 10,147,345 shares at December 31, 2001 and
               10,565,514 shares and 9,880,151 shares at June 30, 2001                       1               1
          Additional paid-in capital                                                    46,420          38,881
          Retained earnings                                                             64,946          47,065
          Accumulated other comprehensive income (loss)                                     40             (13)
          Treasury stock at cost, 975,932 shares at December 31, 2001 and
               685,363 shares at June 30, 2001                                         (27,958)        (20,685)
                                                                                     ---------       ---------
                      Total Stockholders' Equity                                        83,449          65,249
                                                                                     ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 111,340       $  97,180
                                                                                     =========       =========

See notes to condensed consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited)

--------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts

                                                            Six months ended               Three months ended
                                                              December 31,                     December 31,
                                                              ------------                     ------------
                                                         2001             2000             2001             2000
Revenue:
          Trade Acceptance Drafts                      $17,510          $10,183           $8,769           $5,212
          International Merchandise Trade              $17,009          $13,671           $8,819           $7,474
                                                       -------          -------          -------          -------
Total Revenue                                          $34,519          $23,854          $17,588          $12,686
                                                       -------          -------          -------          -------

Operating Expenses:
          General and administrative                    (6,610)          (5,329)          (2,958)          (2,757)
          Bad debt expense                              (1,800)          (1,261)          (1,200)            (690)
          Securitization loss, net                        (274)            (591)             (37)            (294)
          Interest, net                                 (4,226)          (4,679)          (1,983)          (2,652)
                                                       -------          -------          -------          -------
Total Operating Expenses                               (12,910)         (11,860)          (6,178)          (6,393)

Income before Provision for Income Taxes                21,609           11,994           11,410            6,293

Provision for Income Taxes                              (3,728)          (1,338)          (1,892)            (532)
                                                       -------          -------          -------          -------

Net Income                                             $17,881          $10,656           $9,518           $5,761
                                                       =======          =======          =======          =======

Net Income per Common Share:
Basic                                                    $1.78            $1.18            $0.94            $0.64
Diluted                                                  $1.58            $1.01            $0.80            $0.55

Weighted Average Number of Shares Outstanding:
Basic                                               10,062,016        9,015,474       10,142,255        9,038,132
Diluted                                             11,334,068       10,601,676       11,874,179       10,466,318

See notes to condensed consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts

                                                                    Six months ended
                                                                      December 31,
                                                                  2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                     $ 17,881       $ 10,656
Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
     Depreciation and amortization                                  729            453
     Bad debt expense                                             1,800          1,261
     Deferred income                                                (59)           201
     Securitization loss, net                                       274            591
     Deferred income taxes                                         (721)          (513)
Changes in operating assets and liabilities:
     Accounts receivable - trade and trade
        acceptance drafts receivable                            (36,589)           (51)
     Other assets                                                 4,870           (163)
     Other current liabilities                                    1,706            (53)
                                                               --------       --------
Net cash (used in) provided by operating activities             (10,109)        12,382
                                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                            (152)          (520)
                                                               --------       --------
Net cash used in investing activities                              (152)          (520)
                                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                      7,539         (6,993)
      Purchase of treasury stock                                 (7,273)         1,020
      Change in short-term borrowings                            (5,746)          (868)
                                                               --------       --------
Net cash used in financing activities                            (5,480)        (6,841)
                                                               --------       --------

CHANGE IN CASH AND CASH EQUIVALENTS                             (15,741)         5,021

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     42,155          9,424
                                                               --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 26,414       $ 14,445
                                                               ========       ========

Supplemental disclosures of cash flow information:
     Interest paid during the period                           $  4,573       $  4,772
                                                               ========       ========
     Income taxes paid during the period                       $    632       $  2,550
                                                               ========       ========

See notes to condensed consolidated financial statements

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

Certain prior period amounts have been reclassified to conform to the current period presentation. Income or loss from securitization transactions has been reclassified from Revenue - Trade Acceptance Drafts to Securitization Loss. The reclassification was made to more clearly reflect the effects of securitization transactions in the consolidated statements of income. The reclassification of securitization loss resulted in revenue increases of $591,000 and $294,000 for the six and three-month periods ended December 31, 2000, respectively. In addition, certain expenses have been reclassified from Interest Expense to Revenue - Trade Acceptance Drafts in the amounts of $3,651,000 and $1,969,000 for the six and three-month periods ended December 31, 2000, respectively. This reclassification was made to reflect revenue for the six and three-month periods ended December 31, 2000 in a similar manner as reflected in prior periods. Neither of the above reclassifications had any impact on total assets, stockholders' equity, net income or earnings per share of the Company.

Actrade Funding Corp. ("Funding") is a wholly owned subsidiary of Actrade Capital, Inc. ("Capital") with the specific purpose of purchasing trade acceptance draft receivables from Capital. Funding is considered as a qualifying special purpose entity. As of December 31, 2001, the Company has ended this securitization arrangement.

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

2.       Segment Information:

The Company's business operations are divided into two principal business segments: Trade Acceptance Drafts program ("TADs" or "E-TADs") and International Merchandise Trade ("IMT") activities. The Company's business segments are based on business units or entities that offer different products and services. They are managed separately because each business segment requires different strategic initiatives and marketing. During the quarter ended September 30, 2001, Actrade Commerce Ltd. ("Commerce") began operations. Commerce purchases Bills of Exchange outside of North America and its results are included in the IMT segment. A Bill of Exchange is an unconditional order in writing signed by the person originating it, requiring the person to whom it is addressed to pay on demand, or at a fixed or determinable future time, a sum certain in money, to or to the order of, a specified person, or to the bearer. A Bill of Exchange involves the payment of money only.

Revenue, income before provision for income taxes and total assets for each segment were as follows:

                                                     Six Months Ended December 31         Three Months Ended December 31
                                                        2001               2000               2001               2000
Revenue:
   Trade Acceptance Drafts                            $17,510            $10,183             $8,769             $5,212
   International Merchandise Trade                    $17,009            $13,671             $8,819             $7,474
                                                      -------            -------            -------            -------
                                                      $34,519            $23,854            $17,588            $12,686
                                                      =======            =======            =======            =======

Income before Provision for Income Taxes:
   Trade Acceptance Drafts                             $8,756             $2,695             $4,483             $1,080
   International Merchandise Trade                    $12,853             $9,299             $6,927             $5,213
                                                      -------            -------            -------             ------
                                                      $21,609            $11,994            $11,410             $6,293
                                                      =======            =======            =======             ======


                                                    December 31          June 30
                                                        2001              2001
Total Assets:
   Trade Acceptance Drafts                            $51,147           $50,425
   International Merchandise Trade                    $60,193           $46,755
                                                     --------           -------
                                                     $111,340           $97,180
                                                     ========           =======


3.       Non-current Receivable:

In January 2002, Capital tentatively agreed to modify the terms of certain TADs it held from one customer for the amount of $8,845,000. $8,500,000 of these TADs are supported by surety bonds. Although final documents have not been executed, the expected terms are as outlined below.

Actrade plans to exchange these TADs for: (1) a long-term note receivable of $8,000,000 bearing an interest rate at Prime plus 1% with the entire principal payable in 2006, (2) an installment note receivable of $500,000 bearing an interest rate of 4.75% with the final payment due in December 2002, and (3) an installment note receivable of $345,000, with the final payment due in 2005. The notes receivable of $8,000,000 and $500,000 would continue to be secured by the financial guaranties from the surety companies.

Based on the creditworthiness of the surety companies, management believes that the $8,500,000 currently supported by surety bonds is fully collectible. At December 31, 2001, the Company provided a specific reserve of $345,000 for the receivable, which was not covered by the surety bonds. Consistent with the expected payment terms outlined above, the Company has reclassified $8,500,000 of the receivable (net of the $345,000 reserve) as non-current receivable in the condensed consolidated balance sheet at December 31, 2001.

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

IMT operations are conducted through Actrade International Corp. ("International"), which resells American-made products to foreign buyers; Actrade S.A., including its wholly-owned subsidiary Actrade Resources, Inc. ("Resources"), which resells non-US products to foreign buyers; and Actrade Commerce Ltd., which purchases Bills of Exchange outside of North America.

Results of Operations - Six months ended December 31, 2001 Compared to Six months ended December 31, 2000.

All figures included in the following discussion have been rounded to the nearest $1,000 for presentation purposes.

Revenue:

For the six months ended December 31, 2001, the Company had consolidated revenue of $34,519,000 as compared to $23,854,000 for the same period in fiscal 2001, an increase of 45%. This increase resulted from substantial revenue increases in each of the Company's business segments as outlined below.

         E-TAD Program Revenue

Revenue for the first half of fiscal 2002 from the E-TAD Program totaled $17,510,000, as compared to $10,183,000 in the first half of fiscal 2001, an increase of 72%. This increase represents a higher volume of E-TAD transactions that management believes were a direct result of the accelerated marketing and expansion program begun during the prior fiscal year and which continues today. (See also Expenses: General and Administrative and Liquidity and Capital Resources below). For the first half of fiscal 2002, total E-TAD originations (representing the face amount of all E-TAD transactions) totaled $277,548,000, as compared to $165,539,000 during the first half of fiscal 2001, an increase of 68%.

         International Merchandise Trade Revenue

Revenue from International Merchandise Trade during this period climbed to $17,009,000 as compared to $13,671,000 in the first half of fiscal 2001, an increase of 25%. This increase was the result of increased unit sales by Resources, rather than from price increases for the products sold. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During the first half of fiscal 2002, the Company's principal overseas markets continued to be (i) South America (ii) Eastern Europe, (iii) Western Europe, (iv) Far East, (v) Middle East and (vi) Central America and the Caribbean.

See "Condensed Consolidated Financial Statements - Note 2, Segment Information" for additional information.

Expenses:

         General and Administrative

General and administrative expenses for the six months ended December 31, 2001 were $6,610,000, as compared to $5,329,000 for the same period last year, an increase of 24%. The major component of this increase was compensation for the E-TAD segment (including commissions and other related costs), which increased to $3,057,000 in the six months ended December 31, 2001 from $2,159,000 in the same period last year. This reflected the expansion of sales and support personnel to support the E-TAD Program.

Depreciation and amortization increased $276,000 during the six months ended December 31, 2001 as compared to the same period last year. Other components of general and administrative expenses increased $107,000 in the six months ended December 31, 2001 as compared to the same period in fiscal 2001.

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

         Bad Debt

Bad debt expense arises almost exclusively from the E-TAD business segment. International Merchandise Trade transactions have had no history of losses. In the first half of fiscal 2002, the Company provided for bad debt expense in the amount of $1,800,000 as compared to $1,261,000 in the first half of fiscal 2001. In evaluating bad debt, management looks at the adequacy of its allowance for doubtful accounts based on a percentage (%) of originations, as well as the status of individual past due accounts.

         Interest

In the first half of fiscal 2002, the Company incurred net interest expense of $4,226,000 as compared to $4,679,000 in the same period last year. This decrease is due to volume growth in both business segments, offset by lower interest rates during the first half of fiscal 2002 as well as reduced debt needs due to the utilization of internally generated cash flow from the Company's operations.

         Securitization Loss

In the first half of fiscal 2002, the Company incurred $274,000 in securitization loss as compared to a loss of $591,000 in the same period last year. As of December 31, 2001 the Company has ended this securitization arrangement.

Pre-tax Income:

         E-TAD Program

Pre-tax income attributable to the E-TAD business segment was $8,756,000 for the six months ended December 31, 2001, as compared to $2,695,000 for the December 2000 period, an increase of 225%. Management believes that this significant improvement reflects the investment made in the recent expansion of the E-TAD program and that such expansion will continue during fiscal 2002.

         International Merchandise Trade

IMT pre-tax income for the six months ended December 31, 2001 totaled $12,853,000 as compared to $9,299,000 for the same period last year, an increase of 38%, consistent with the revenue growth noted above. Management believes that these operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue to be sustained.

Net Income:

After provision for income taxes, the Company reported net income for the first half of fiscal 2002 to be $17,881,000, or $1.58 per share (diluted), as compared to $10,656,000 or $1.01 per share (diluted) for the comparable period in fiscal 2001. This represented an increase in net income of 68% over last year and an increase in earnings per share of 56% over last year. The income tax provision increased from $1,338,000 in the first six months of fiscal 2001 to $3,728,000 in the first six months of the current fiscal year, primarily due to increased pre-tax income from the E-TAD segment. Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as currently it is the intention of the Company to reinvest such earnings in its foreign operations. Substantially all of the pre-tax income for the IMT segment is comprised of such unrepatriated earnings.

Results of Operations - Second Quarter, Fiscal 2002 Compared to Second Quarter, Fiscal 2001.

All figures included in the following discussion have been rounded to the nearest $1,000 for presentation purposes.

Revenue:

For the quarter ended December 31, 2001, the Company had consolidated revenue of $17,588,000 as compared to $12,686,000 for the same period in fiscal 2001, an increase of 39%. This increase resulted from substantial revenue increases in each of the Company's business segments as outlined below.

         E-TAD Program Revenue

Revenue for the second quarter of fiscal 2002 from the E-TAD Program totaled $8,769,000, as compared to $5,212,000 in the second quarter of fiscal 2001, an increase of 68%. This increase represents a higher volume of E-TAD transactions that management believes were a direct result of the accelerated marketing and expansion program begun during the prior fiscal year and which continues today. (See also Expenses: General and Administrative and Liquidity and Capital Resources below). For the second quarter of fiscal 2002, total E-TAD originations (representing the face amount of all E-TAD transactions) totaled $145,098,000, as compared to $81,802,000 during the second quarter of fiscal 2001, an increase of 78%.

         International Merchandise Trade Revenue

Revenue from International Merchandise Trade during this period climbed to $8,819,000 as compared to $7,474,000 in the second quarter of fiscal 2001, an increase of 18%. This increase was the result of increased unit sales by Resources, rather than from price increases for the products sold. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. During the second quarter of fiscal 2002, the Company's principal overseas markets continued to be (i) South America (ii) Eastern Europe, (iii) Western Europe, (iv) Far East, (v) Middle East and (vi) Central America and the Caribbean.

See "Condensed Consolidated Financial Statements - Note 2, Segment Information" for additional information.

Expenses:

         General and Administrative

General and administrative expenses for the quarter ended December 31, 2001 were $2,958,000, as compared to $2,757,000 for the same period last year, an increase of 7%. The major component of this increase was compensation for the E-TAD segment (including commissions and other related costs), which increased to $1,506,000 in the three months ended December 31, 2001 from $1,138,000 in the same period last year. This reflected the expansion of sales and support personnel to support the E-TAD Program.

Professional fees decreased $294,000; primarily reflecting decreased litigation costs to recover monies from defaulted E-TADs. Most such costs had been incurred in connection with the litigation described in Note 12 to the consolidated financial statements and in Item 3 - Legal Proceedings in the Company's Form 10-K for the year ended June 30, 2001. At this stage of the litigation, given legal and liquidity uncertainties concerning the surety involved, counsel has recommended a more limited legal effort. Other components of general and administrative expenses increased $127,000 in the December 31, 2001 quarter as compared to the same period in fiscal 2001.

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

         Bad Debt

Bad debt expense arises almost exclusively from the E-TAD business segment. International Merchandise Trade transactions have had no history of losses. In the second quarter of fiscal 2002, the Company provided for bad debt expense in the amount of $1,200,000 as compared to $690,000 in the second quarter of fiscal 2001. In evaluating bad debt, management looks at the adequacy of its allowance for doubtful accounts based on a percentage (%) of originations, as well as the status of individual past due accounts.

         Interest

In the second quarter of fiscal 2002, the Company incurred net interest expense of $1,983,000 as compared to $2,652,000 in the same period last year. This decrease is due to lower interest rates during the second quarter of fiscal 2002 as well as reduced debt needs due to the utilization of internally generated cash flow from the Company's operations.

         Securitization Loss

In the second quarter of fiscal 2002, the Company incurred $37,000 in securitization loss as compared to a loss of $294,000 in the same quarter last year. As of December 31, 2001 the Company has ended this securitization arrangement

Pre-tax Income:

         E-TAD Program

Pre-tax income attributable to the E-TAD business segment was $4,483,000 for the three months ended December 31, 2001, as compared to $1,080,000 for the December, 2000 period, an increase of 315%. Management believes that this significant improvement reflects the investment made in the recent expansion of the E-TAD program and that such improvement will continue during fiscal 2002 although no assurance can be given that the rate of growth will continue to be sustained.

         International Merchandise Trade

IMT pre-tax income for the quarter ended December 31, 2001 totaled $6,927,000 as compared to $5,213,000 for the same period last year, an increase of 33%, consistent with the revenue growth noted above. Management believes that these operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue to be sustained.

Net Income:

After provision for income taxes, the Company reported net income for the second quarter of fiscal 2002 to be $9,518,000, or $0.80 per share (diluted), as compared to $5,761,000 or $0.55 per share (diluted) for the comparable period in fiscal 2001. This represented an increase in net income of 65% over last year and an increase in earnings per share of 45% over last year. The income tax provision increased from $532,000 in the first three months of fiscal 2001 to $1,892,000 in the first three months of the current fiscal year, primarily due to increased pre-tax income from the E-TAD segment. Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as currently it is the intention of the Company to reinvest such earnings in their foreign operations. Substantially all of the pre-tax income for the IMT segment is comprised of such unrepatriated earnings.

Discussion of Financial Condition - Liquidity and Capital Resources

At December 31, 2001, the Company had working capital of $74,000,000 as compared to working capital of $63,177,000 at June 30, 2001. As of December 31, 2001 the Company had cash and cash equivalents of $26,414,000 as compared to $42,155,000 at June 30, 2001. Short-term borrowings decreased $5,746,000 from June 30 to December 31, 2001. Such changes in working capital, short-term borrowings, and cash and cash equivalents resulted from normal variations in the utilization of these items by Capital in its operations, and not due to any trend that is expected to have a continuing effect upon operations in the future. However, consistent with prudent business practice, management attempts to minimize cash at Capital so as to reduce short-term borrowings and related interest expense.

At December 31, 2001, Capital had approximately $36.7 million in Surety bonds guaranteeing payment of E-TADs it had purchased (including $8.5 million against the non-current receivable described in Note 3 to the financial statements), in addition to approximately $30 million in credit insurance.

At December 31, 2001, the Company's total stockholders' equity increased to $83,449,000 as compared to $65,249,000 at June 30, 2001. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.

During the balance of fiscal 2002, the Company projects no significant additional capital expenditures in connection with any of the Company's IMT operations. Management plans to utilize current cash on hand in connection with its IMT operations principally for (i) general working capital reserves to meet any extraordinary or unexpected expenses; (ii) and to finance, if required, the Company's trading operations. However, in connection with the E-TAD Program, management expects that it will have significant additional capital expenditures relating to the ongoing expansion of sales and marketing operations, including continued implementation of its E-Commerce initiative. However, spending levels may be below those of recent years.

At December 31, 2001, there existed credit facilities with three different banks through which the purchase of E-TADs were financed: $15 and $40 million credit facilities with two financial institutions in the United States; and a CN$5 million (Canadian) credit facility with a financial institution in Canada. The $15 million facility commenced during the September 30, 2001 fiscal quarter. As noted above, as of December 31, 2001 the Company has ended the securitization facility.

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

In January 2002, Capital tentatively agreed to modify the terms of $8.845 million of TADs on which it had previously extended terms into a non-current receivable, $500,000 payable in December 2002 and the $8 million in 2006. Surety bonds support both obligations.

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

Dated:  January 23, 2002

ACTRADE FINANCIAL TECHNOLOGIES LTD.

BY: /s/ Joseph P. D'Alessandris
    -------------------------------
    Chief Financial Officer