Form 10-Q
period 2002-03-31
ACTRADE FINANCIAL TECHNOLOGIES LTD
filed 2002-04-29
CIK 819255

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                           ---------------------------

                  For the quarterly period ended March 31, 2002

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

Indicate the number of Shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. As of April 29, 2002 there were 10,510,077 shares of Common Stock, par value $0.0001.

                                      INDEX


Part I. Financial Information

Item 1.  Condensed consolidated financial statements (Unaudited)

         Condensed consolidated balance sheets as of March 31, 2002 and June 30, 2001                3

         Condensed consolidated statements of income for the nine and three months ended
         March 31, 2002 and 2001                                                                     4

         Condensed consolidated statements of cash flows for the nine and three months ended
         March 31, 2002 and 2001                                                                     5

         Notes to condensed consolidated financial statements                                        6-8


Item 2.  Management's discussion and analysis of financial condition and results of operations       8-14

Item 3.  Quantitative and qualitative disclosures about market risk                                  15

PART II. Other Information

Item 1.  Legal proceedings                                                                           15

Item 6.  Exhibits and reports on Form 8-K                                                            16

Signatures                                                                                           17

ACTRADE FINANCIAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts

                                                                                      March 31, 2002
                                                                                       (Unaudited)     June 30, 2001
ASSETS
   CURRENT ASSETS:
          Cash and cash equivalents                                                      $ 39,765       $ 42,155
          Accounts receivable - trade                                                      24,139          5,786
          Trade acceptance drafts receivable (net of deferred income and allowance for doubtful accounts of $1,289 and $4,263 at
             March 31, 2002 and $1,209 and $2,012 at June 30, 2001                         44,659         40,680
          Investment in and due from qualifying special purpose entity                         23          2,217
          Income tax refund receivable                                                       -             2,823
          Deferred income taxes                                                             1,758            800
          Other current assets                                                                388            647
                                                                                         --------       --------

                    Total Current Assets                                                  110,732         95,108

   NON-CURRENT RECEIVABLE                                                                   8,000           -
   PROPERTY AND EQUIPMENT, NET                                                              1,223          1,731
   OTHER ASSETS                                                                                35            341
                                                                                         --------       --------

TOTAL ASSETS                                                                             $119,990       $ 97,180
                                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
          Short-term borrowings                                                          $ 24,204       $ 30,615
          Other current liabilities                                                         3,264          1,316
                                                                                         --------       --------
                    Total Current Liabilities                                              27,468         31,931
                                                                                         --------       --------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:
          Common stock, $0.0001 par value, authorized
               100,000,000 shares, issued and outstanding
                11,844,375 shares and 10,510,077 shares at March 31, 2002 and
                10,565,514 shares and 9,880,151 shares at June 30, 2001                         1              1
          Additional paid-in capital                                                       58,018         38,881
          Retained earnings                                                                73,604         47,065
          Accumulated other comprehensive income (loss)                                        63            (13)
          Treasury stock at cost, 1,334,298 shares at March 31, 2002 and
                685,363 shares at June 30, 2001                                           (39,164)       (20,685)
                                                                                         --------       --------
                      Total Stockholders' Equity                                           92,522         65,249
                                                                                         --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $119,990       $ 97,180
                                                                                         ========       ========


See notes to condensed consolidated financial statements.

ACTRADE FINANCIAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited)
--------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts

                                                   Nine months ended              Three months ended
                                                       March 31,                      March 31,
                                                       ---------                      ---------
                                                  2002           2001            2002           2001
Revenue:
    Trade Acceptance Drafts                     $ 25,839        $ 16,440        $ 8,009        $ 6,257
    International Merchandise Trade             $ 23,653        $ 21,658        $ 6,964        $ 7,987
                                                --------        --------        -------        -------
Total Revenue                                   $ 49,492        $ 38,098        $14,973        $14,244
                                                --------        --------        -------        -------

Operating Expenses:
    General and administrative                    (9,115)         (8,166)        (2,505)        (2,837)
    Bad debt expense                              (2,400)         (2,273)          (600)        (1,012)
    Securitization (loss)/income, net               (266)         (1,110)             8           (519)
    Interest, net                                 (5,449)         (7,139)        (1,223)        (2,460)
                                                --------        --------        -------        -------
Total Operating Expenses                         (17,230)        (18,688)        (4,320)        (6,828)
                                                --------        --------        -------        -------

Income before Provision for Income Taxes          32,262          19,410         10,653          7,416

Provision for Income Taxes                        (5,723)         (2,221)        (1,995)          (883)
                                                --------        --------        -------        -------

Net Income                                      $ 26,539        $ 17,189        $ 8,658        $ 6,533
                                                ========        ========        =======        =======

Net Income per Common Share:
Basic                                              $2.60           $1.90          $0.83          $0.72
Diluted                                            $2.35           $1.61          $0.77          $0.60

Weighted Average Number of Shares Outstanding:
Basic                                           10,203,276       9,031,990     10,492,074     9,064,937
Diluted                                         11,308,270      10,698,237     11,195,665    10,907,023

See notes to condensed consolidated financial statements

ACTRADE FINANCIAL TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
--------------------------------------------------------------------------------
                  Dollars in thousands except per share amounts

                                                                                Nine months ended
                                                                                    March 31,
                                                                               2002          2001
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                               $ 26,539        $17,189
   Adjustments to reconcile net income to net cash provided
     By operating activities:
        Depreciation and amortization                                            958            699
        Bad debt expense                                                       2,400          2,273
        Deferred income                                                           80             89
        Securitization loss, net                                                 266          1,110
        Deferred income taxes                                                   (958)           (29)
   Changes in operating assets and liabilities:
        Accounts receivable - trade and trade
           acceptance drafts receivable                                      (32,812)        (5,539)
        Other assets                                                           5,139           (243)
        Other current liabilities                                              1,948           (518)
                                                                            --------        -------
   Net cash provided by operating activities                                   3,560         15,031
                                                                            --------        -------

   CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                      (197)          (657)
                                                                            --------        -------

   CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock                                   658            318
        Change in short-term borrowings                                       (6,411)        (9,249)
                                                                            --------        -------
   Net cash used in financing activities                                      (5,753)        (8,931)
                                                                            --------        -------

   CHANGE IN CASH AND CASH EQUIVALENTS                                        (2,390)         5,443

   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               42,155          9,424
                                                                            --------        -------

   CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 39,765        $14,867
                                                                            ========        =======


   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Interest paid during the period                                       $5,938        $13,156
                                                                              ======        =======

        Income taxes paid during the period                                   $2,288         $2,887
                                                                              ======         ======

         Exercise of options in exchange for common stock                    $18,479           $868
                                                                             =======           ====


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

         Certain prior period amounts have been reclassified to conform to the current period presentation. Income/loss from securitization transactions has been reclassified from Revenue - Trade Acceptance Drafts to Securitization (Loss)/Income. The reclassification was made to more clearly reflect the effects of securitization transactions in the consolidated statements of income. The reclassification of securitization (loss)/income resulted in revenue increases of $1,111,000 and $520,000 for the nine and three-month periods ended March 31, 2001, respectively. In addition, certain expenses have been reclassified from Interest Expense to Revenue - Trade Acceptance Drafts in the amounts of $5,901,000 and $2,250,000 for the nine and three-month periods ended March 31, 2001, respectively. Also, the Company's stock option plan permits the exchange of existing owned shares of the Company's common stock, valued at the market price on the exercise date, to pay for any option exercise in lieu of cash. Amounts totaling $18,479,000 and $868,000 for the nine months ended March 31, 2002 and March 31, 2001, respectively, were used for such option exercises and are recorded as treasury stock purchases.

         Actrade Commerce Ltd. ("Commerce"), which began operations in fiscal 2002 and was previously included in the IMT business segment, has been reclassified to the E-TAD segment since its operations are more analogous with E-TADs. Commerce purchases Bills of Exchange outside North America. A Bill of Exchange is an unconditional order in writing signed by the person originating it, requiring the person to whom it is addressed to pay on demand, or at a fixed or determinable future time, a sum certain in money, to or to the order of, a specified person, or to bearer. A Bill of Exchange involves the payment of money only. As such, all prior periods amounts have been reclassified to reflect this change.

         None of the above reclassifications had any impact on total assets, stockholders' equity, net income or earnings per share of the Company.

         Actrade Funding Corp. ("Funding") is a wholly owned subsidiary of Actrade Capital, Inc. ("Capital") with the specific purpose of purchasing trade acceptance draft receivables from Capital. Funding is considered as a qualifying special purpose entity. During the quarter ended December 31, 2001, the Company ended this securitization arrangement.

2.       Segment Information:

         The Company's business operations at March 31, 2002 are divided into two principal business segments: the E-TAD program and international merchandise trade activities. The Company's business segments are based on business units or entities that offer different products and services. They are managed separately because each business segment requires different strategic initiatives and marketing.

         Revenue, income before provision for income taxes, depreciation and amortization, net interest expense and total assets for each segment for the nine and three months ended March 31, 2002 and 2001 were as follows:

                                                Nine months ended      Three months ended
                                                      March 31,               March 31,
                                                 2002        2001        2002        2001
Revenue:
   Trade Acceptance Drafts                    $25,839     $16,440     $ 8,009     $ 6,257
   International Merchandise Trade            $23,653     $21,658     $ 6,964     $ 7,987
                                              -------     -------     -------     -------
                                              $49,492     $38,098     $14,973     $14,244
                                              =======     =======     =======     =======

Income before Provision for Income Taxes:
   Trade Acceptance Drafts                    $13,976     $ 4,346     $ 4,947     $ 1,651
   International Merchandise Trade            $18,286     $15,064     $ 5,706     $ 5,765
                                              -------     -------     -------     -------
                                              $32,262     $19,410     $10,653     $ 7,416
                                              =======     =======     =======     =======

Depreciation and Amortization:
   Trade Acceptance Drafts                    $   949     $   688     $   226     $   242
   International Merchandise Trade            $     9     $    11     $     3     $     4
                                              -------     -------     -------     -------
                                              $   958     $   699     $   229     $   246
                                              =======     =======     =======     =======

Interest Expense, net:
   Trade Acceptance Drafts                    $   581     $ 1,485     $    33     $   507
   International Merchandise Trade            $ 4,868     $ 5,654     $ 1,190     $ 1,953
                                              -------     -------     -------     -------
                                              $ 5,449     $ 7,139     $ 1,223     $ 2,460
                                              =======     =======     =======     =======

                                                        March 31, 2002              June 30, 2001
                                                        --------------              -------------
Total Assets:
   Trade Acceptance Drafts                                 $ 57,985                    $50,425
   International Merchandise Trade                         $ 62,005                    $46,755
                                                           --------                    -------
                                                           $119,990                    $97,180
                                                           ========                    =======

3.       Non-current Receivable:

         In January 2002, Capital tentatively agreed to modify the terms of certain TADs it held from one customer for the amount of $8,845,000; $8,500,000 of these TADs are supported by surety bonds. Capital plans to exchange these TADs for: (1) a long-term note receivable of $8,000,000 bearing an interest rate at Prime plus 1% with the entire principal payable in 2006, (2) an installment note receivable of $500,000 bearing an interest rate of 4.75% with the final payment due in December 2002, and (3) an installment note receivable of $345,000, with the final payment due in 2006. The notes receivable of $8,000,000 and $500,000 would continue to be secured by the surety bond companies. During the quarter ended March 31, 2002, $91,000 was collected on these TADs; $14,000 was a pay-down of the aforementioned $345,000 and the remaining $77,000 was an interest payment for the period ended March 31, 2002 on the $8,500,000.

         On April 24, 2002, Capital was informed by the surety bond company and customer that the parties were proceeding with the financial restructure of the customer's business in order to finalize the foregoing long-term notes but that an additional thirty (30) days (until May 25, 2002) was required to complete the additional financing and restructuring of the customer. Capital agreed to this extension of its current terms through May 25, 2002 to allow the parties time to complete this financing arrangement.

         Based on the creditworthiness of the surety companies, management believes that the $8,500,000 currently supported by surety bonds is fully collectible. At March 31, 2002, the Company provided a specific reserve of $331,000 (original $345,000 less $14,000 principal payment received) for the receivable, which was not covered by the surety bonds. Consistent with the expected payment terms outlined above, the Company recorded $8,000,000 as non-current receivable at March 31, 2002.


ITEM 2. Management's discussion and analysis of financial condition and results of operations.

General Statement - Factors That May Affect Future Results.

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act (the "Reform Act") that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates," "expects," "believes," "plans," "could," and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to, the following:

o    Changes in the Company's currently available credit facilities;
o The inability of the Company to extend or secure additional credit facilities to fund the anticipated expansion of sales under its E-TAD Program as defined below;
o    Unexpected economic changes both in the United States and overseas;
o The imposition of new restrictions or regulations affecting either the Company's international merchandise trade activities or its E-TAD Program, either in the United States or in Canada.
o    Unanticipated economic impacts of the Middle East crisis.
o    Unanticipated economic impact of non-current receivable default.

Segment Reporting Disclosures.

Currently, the Company's revenue is generated from two business segments: the E-TAD Program and IMT.

An E-TAD is a post-dated payment draft prepared by the buyer of goods or services ("Buyer") and accepted by the seller of the goods or services ("Supplier") by the Buyer signing and delivering the draft back to the Supplier. The E-TAD Program denotes the Company's ongoing plan for all aspects of E-TADs to be processed, marketed, and fulfilled electronically, including prospective E-commerce applications. The E-TAD Program is operated by Actrade Capital, Inc. ("Capital") in the United States, Actrade Capital Canada, Inc. ("Actrade Canada") in Canada and Actrade Commerce Ltd., which purchases Bills of Exchange outside of North America. Pre-tax income of the E-TAD Program also includes the results of its investment in and transactions with its unconsolidated subsidiary, Actrade Funding Corp. (`Funding").

IMT operations are conducted through Actrade International Corp.
("International"), which resells American-made products to foreign buyers; Actrade S.A., including its wholly-owned subsidiary Actrade Resources, Inc. ("Resources"), which resells non-US products to foreign buyers.

Results of Operations - Nine months ended March 31, 2002 Compared to Nine months ended March 31, 2001.

All figures included in the following discussion have been rounded to the nearest $1,000 for presentation purposes.

Revenue:

For the nine months ended March 31, 2002, the Company had consolidated revenue of $49,492,000 as compared to $38,098,000 for the same period in fiscal 2001, an increase of 30%. This increase resulted from revenue increases in each of the Company's business segments as outlined below.

         E-TAD Program Revenue

Revenue for the nine months of fiscal 2002 from the E-TAD program totaled $25,839,000, as compared to $16,440,00 in the same period of fiscal 2001, an increase of 57.2%. This increase represents a higher volume of transactions that management believes were a result of the marketing efforts targeting larger companies who are able to have larger credit limits because of reduced credit risk. Thus the Company is able to increase originations and revenues and correspondingly reduce bad debt expense by executing transactions with these companies. The E-TAD segment also had increased repeat business with its existing customer base. The sales staff expansion program (staff increase from 10 to 20 ) begun during the prior fiscal year is also a part of this increase. (See also Expenses: General and Administrative and Liquidity and Capital Resources below). A summary of originations (representing the face amount of all transactions) and revenue for the nine months of fiscal 2002 and fiscal 2001 is as follows:

                                                  March 31, 2002                 March 31, 2001
                                                  --------------                 --------------
                                           Originations      Revenue        Originations    Revenue
                                           ------------      -------        ------------    -------
E-TAD: Capital and Canada                  $412,986,000    $25,415,000    $268,937,000    $16,440,000
       Commerce                            $  6,765,000    $   424,000    $     -         $    -
                                           ------------    -----------    ------------    -----------
                                           $419,751,000    $25,839,000    $268,937,000    $16,440,000
                                           ============    ===========    ============    ===========

         International Merchandise Trade Revenue

Revenue from International Merchandise Trade during this period climbed to $23,653,000 as compared to $21,658,000 in the same period of fiscal 2001, an increase of 9.2%. This increase was the result of increased unit sales by Resources, rather than from price increases for the products sold. Management attributes the continued growth in this business sector to the ability to provide immediate payment to foreign suppliers as well as facilitating access to flexible payment terms for the buyers. In addition, part of the increase is due to the increase in the sales force (2 to 6) begun during the prior fiscal year. During the first nine months of fiscal 2002, the Company's principal overseas markets continued to be (i) South America (ii) Eastern Europe, (iii) Western Europe, (iv) Far East, (v) Middle East and (vi) Central America and the Caribbean.

See "Condensed Consolidated Financial Statements - Note 2, Segment Information" for additional information.

Expenses:

         General and Administrative

General and administrative expenses for the nine months ended March 31, 2002 were $9,115,000, as compared to $8,166,000 for the same period last year, an increase of 11.6%. The major component of this increase was compensation for the E-TAD segment (including commissions and other related costs), which increased to $4,699,000 in the nine months ended March 31, 2002 from $3,632,000 in the same period last year. This reflected the expansion of sales, back office and technology personnel to support the various Company business efforts under development.

Professional fees for the nine months ended March 31, 2002 decreased to $1,671,000 from $2,468,000 for the same period last quarter principally due to reduced legal fees associated with surety bond company litigation (see Part II-Other Information).

Depreciation and amortization increased to $958,000 during the nine months ended March 31, 2002 as compared to $699,000 in the same period last year. Most of this increase was due to the accelerated amortization of capitalized initial costs for the securitization arrangement as the Company decided to end the arrangement. Other components of general and administrative expenses increased $421,000 for the nine months ended March 31, 2002 as compared to the same period in fiscal 2001.

With respect to the balance of fiscal 2002, management projects that costs related to E-TAD operations will remain at present levels, even as marketing efforts for the Company's E-Commerce program continues. However, management believes that the impact of these continued costs will be outweighed by increased revenue as the benefits of the fiscal 2002 business and system development mature.

         Bad Debt

Bad debt expense arises from the E-TAD business segment. IMT transactions have had no history of losses. For the nine months of fiscal 2002, the Company provided for bad debt expense in the amount of $2,400,000 as compared to $2,273,000 in the same period of fiscal 2001. In evaluating bad debt, management looks at the adequacy of its allowance for doubtful accounts based on a percentage (%) of originations versus defaults over the preceding twelve months, as well as the status of individual past due accounts. In addition, credit insurance; surety bond and collateral assets cover the Company's portfolio of receivable items.

         Interest

For the nine months of fiscal 2002, the Company incurred net interest expense of $5,449,000 as compared to $7,139,000 in the same period last year. This decrease is due to the reduction of revenue in the IMT segment and by lower interest rates during the nine months of fiscal 2002 as well as reduced debt needs due to the utilization of internally generated cash flow from the Company's operations.

         Securitization Loss

For the nine months of fiscal 2002, the Company realized a $266,000 securitization loss as compared to a loss of $1,111,000 in the same period last year. In the securitization arrangement, Capital sold to Funding certain TADs receivables it originated. Capital continued to have risk (and benefits) with respect to the TADs receivables sold to Funding up to (or for) the amount of interests it retained in the securitized receivables pool. The interests retained by Capital were initially recorded at there allocated carrying amounts based on the relative fair value of receivables sold and retained. Retained interests were subsequently carried on the Company's balance sheets at fair value, which was estimated based on the net present value of expected future cash flows of Funding (i.e., expected proceeds from TADs receivables portfolio minus expected payments of the borrowings and certain expenses), calculated using the management's best estimates and assumptions. Capital's retained interests were subordinated to the lenders' interest. Gains on sale of the receivables to Funding, the revaluation gains and losses of the retained interests and servicing fees were included in securitization loss in the statements of income.

For the nine months ended March 31, 2001, relatively large amounts of TADs receivable held by Funding were determined to be uncollectible. At March 31, 2001, the interests retained by Capital were revalued based on the revised assumptions reflecting the write-offs. The securitization loss of $1,111,000 for the nine months ended March 31, 2002 was mainly due to the revaluation loss of retained interests. During the first quarter of fiscal 2002, the Company ended its securitization arrangement.

Pre-tax Income:

         E-TAD Program

Pre-tax income attributable to the E-TAD business segment was $13,976,000 for the nine months ended March 31, 2002, as compared to $4,346,000 for the March 2001 period, an increase of 221.6%. Management believes that this significant improvement reflects the investment made in the continued expansion of the E-TAD program and that such expansion will continue during fiscal 2002. Management believes that these operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue to be sustained.

         International Merchandise Trade

IMT pre-tax income for the nine months ended March 31, 2002 totaled $18,286,000 as compared to $15,064,000 for the same period last year, an increase of 21.4%, consistent with the revenue growth noted above. Management believes that these operations will continue to grow during the foreseeable future although no assurance can be given that the rate of growth will continue to be sustained.

Net Income:

After provision for income taxes, net income for the nine months ended March 31, 2002 was $26,539,000, or $2.35 per share (diluted), as compared to $17,189,000 or $1.61 per share (diluted) for the comparable period in fiscal 2001. This represented an increase in net income of 54.4% over last year and an increase in diluted earnings per share of 46% over last year. The income tax provision increased to $5,723,000 in the nine months ended March 31, 2002 from $2,221,000 for the nine months ended March 31, 2001, primarily due to increased pre-tax income from the E-TAD segment. Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as it is the intention of the Company to reinvest such earnings in its foreign operations. Substantially all of the pre-tax income for the IMT segment is comprised of such unrepatriated earnings.


Results of Operations - Third Quarter, Fiscal 2002 Compared to Third Quarter, Fiscal 2001.

Revenue:

For the quarter ended March 31, 2002, the Company had consolidated revenue of $14,973,000 as compared to $14,244,000 for the same period in fiscal 2001, an increase of 5.1%. This increase is explained below.

         E-TAD Program Revenue

Revenue for the third quarter of fiscal 2002 from the E-TAD program totaled $8,009,000, as compared to $6,257,000 in the third quarter of fiscal 2001, an increase of 28%. This increase represents a higher volume of transactions that management believes were a result of the marketing efforts targeting larger companies who are able to have larger credit limits because of reduced credit risk. Thus the Company is able to increase originations and revenues and correspondingly reduce bad debt expense by executing transactions with these companies. The E-TAD segment also had increased repeat business with its existing customer base. The sales staff expansion program (staff increase from 10 to 20) begun during the prior fiscal year is also a part of this increase. (See also Expenses: General and Administrative and Liquidity and Capital Resources below). A summary of originations (representing the face amount of all transactions) and revenue for the third quarter of fiscal 2002 and fiscal 2001 is as follows:

                                                    March 31, 2002                      March 31, 2001
                                                    --------------                      --------------
                                          Originations     Revenue            Originations     Revenue
                                          ------------     -------            ------------     -------
E-TAD: Capital and Canada                 $135,438,000     $7,905,000        $103,398,000      $6,257,000
       Commerce                           $  2,765,000     $  104,000        $          0      $        0
                                          ------------     ----------        ------------      ----------
                                          $138,203,000     $8,009,000        $103,398,000      $6,257,000
                                          ============     ==========        ============      ==========

         International Merchandise Trade Revenue

Revenue from International Merchandise Trade during this period was $6,964,000 as compared to $7,987,000 in the third quarter of fiscal 2001, a decrease of 12.8%. This decrease was the result of decreased unit sales by Resources. Management attributes this decline to the political tensions in the Middle East business sector. In addition, part of the increase is due to the increase in the sales force (2 to 6) begun during the prior fiscal year. Management cannot estimate what impact this may ultimately have on this sector in the next quarter. During the third quarter of fiscal 2002, the Company's principal overseas markets continued to be (i) South America (ii) Eastern Europe, (iii) Western Europe, (iv) Far East, (v) Middle East and (vi) Central America and the Caribbean.

See "Condensed Consolidated Financial Statements - Note 2, Segment Information" for additional information.

Expenses:

         General and Administrative

General and administrative expenses for the quarter ended March 31, 2002 were $2,505,000, as compared to $2,837,000 for the same period last year, a decrease of 11.7%. The major component of this decrease was legal fees that decreased by $443,000 from the same period last year due to decreased legal fees associated with the surety company liquidation. Compensation, principally for the E-TAD segment (including commissions and other related costs), increased to $1,545,000 in the three months ended March 31, 2002 from $1,354,000 in the same period last year. This reflected the expansion of sales and support personnel to support the E-TAD Program.

With respect to the balance of fiscal 2002, management projects that costs related to E-TAD operations will continue as marketing efforts increase for the E-TAD and Commerce programs. In addition, management expects marketing, and related technology costs to increase next quarter as the Company expands its E-Commerce initiatives.

         Bad Debt

Bad debt expense arises from the E-TAD business segment. International Merchandise Trade transactions have never had any losses. In the third quarter of fiscal 2002, the Company provided for bad debt expense in the amount of $600,000 as compared to $1,012,000 in the third quarter of fiscal 2001. In evaluating bad debt, management looks at the adequacy of its allowance for doubtful accounts based on a percentage (%) of originations, as well as the status of individual past due accounts. See complete analysis of allowance for doubtful accounts in discussion of bad debt above.

         Interest

In the third quarter of fiscal 2002, the Company incurred net interest expense of $1,223,000 as compared to $2,460,000 in the same period last year. This decrease is due to lower interest rates during the quarter of fiscal 2002 as well as reduced debt needs due to the utilization of internally generated cash flow from the Company's operations.

         Securitization Income/(Loss)

In the third quarter of fiscal 2002, the Company realized an $8,000 income on securitization as compared to a loss of $520,000 in the same quarter last year. In the securitization arrangement, Capital sold to Funding certain TADs receivables it originated. Capital continued to have risk (and benefits) with respect to the TADs receivables sold to Funding up to (or for) the amount of interests it retained in the securitized receivables pool. The interests retained by Capital were initially recorded at their allocated carrying amounts based on the relative fair value of receivables sold and retained. Retained interests were subsequently carried on the Company's balance sheets at fair value, which was estimated based on the net present value of expected future cash flows of Funding (i.e., expected proceeds from TADs receivables portfolio minus expected payments of the borrowings and certain expenses), calculated using the management's best estimates and assumptions. Capital's retained interests were subordinated to the lenders' interest. Gains on sale of the receivables to Funding, the revaluation gains and losses of the retained interests and servicing fees were included in securitization loss in the statements of income.

For the three months ended March 31, 2001, relatively large amounts of TADs receivable held by Funding were determined to be uncollectible. At March 31, 2001, the interests retained by Capital were revalued based on the revised assumptions reflecting the write-offs. The securitization loss of $520,000 for the three months ended March 31, 2001 was mainly due to the revaluation loss of retained interests. During the first quarter of fiscal 2002, the Company ended its securitization arrangement.

Pre-tax Income:

         E-TAD Program

Pre-tax income attributable to the E-TAD business segment was $4,947,000 for the three months ended March 31, 2002, as compared to $1,651,000 for the March, 2001 period, an increase of 199.6%. Management believes that this significant improvement reflects the investment made in the expansion of the E-TAD program and that such improvement will continue during fiscal 2002 although no assurance can be given that the rate of growth will continue to be sustained.

         International Merchandise Trade

IMT pre-tax income for the quarter ended March 31, 2002 totaled $5,706,000 as compared to $5,765,000 for the same period last year, a decrease of 1%, consistent with the revenue reduction noted above. Management believes that these operations will continue to have positive financial results for the foreseeable future, although no assurance can be given that segment growth will be sustained.

Net Income:

After provision for income taxes, the Company reported net income for the third quarter of fiscal 2002 of $8,658,000 or $0.77 per share (diluted), as compared to $6,533,000 or $0.60 per share (diluted) for the comparable period in fiscal 2001. This represented an increase in net income of 32.5% over last year and an increase in earnings per share of 28.3% over last year. The income tax provision increased to $1,995,000 in the three months ended March 31, 2002 compared to $883,000 in the same period last year, primarily due to increased pre-tax income from the E-TAD segment. Income tax has not been provided on unrepatriated earnings of foreign subsidiaries, as it is the intention of the Company to reinvest such earnings in their foreign operations. Substantially all of the pre-tax income for the IMT segment is comprised of such unrepatriated earnings.

Discussion of Financial Condition - Liquidity and Capital Resources

At March 31, 2002, the Company had working capital of approximately $83,264,000 as compared to working capital of $63,177,000 at June 30,2001 or an increase of $20,087,000. The principal reason for such a working capital increase is reflective of increased business in both business segments as explained in the succeeding statements. The majority of the cash is in the IMT business segment and represents the unrepatriated earnings of the business segment since inception. IMT cash is used for revenue generating activities and any changes in cash are associated with the accounts receivable at a balance sheet date. Changes in E-TADs cash balances are reflective of collections of TADs receivable and the income tax receivable at June 30, 2001.

Gross TAD receivables at March 31, 2002 increased $14,310,000 from June 30, 2001 even though the June 30, 2001 balance contained the $8,000,000 now classified as non-current receivable. This increase was due to increased originations of E-TADs during the quarter. The allowance for doubtful accounts account was $2,251,000 higher at March 31, 2002 than June 30, 2001 due to the higher volume of E-TAD business. Accounts receivable - trade at March 31, 2002 increased $18,353,000 from June 30, 2001. This increase was due to as higher volume of unit sales during quarter.

The decrease of $2,194,000 in investment in special purpose entity reflects the closure of the securitization facility since June 30, 2001.

The increase in deferred taxes of $958,000 since June 30, 2001 is due to timing differences as a result of the increase in the allowance for doubtful accounts without any major write-off during the nine month fiscal period ended
March 31, 2002.

Short-term borrowings in the E-TAD segment decreased $6,411,000 from June 30 to March 31, 2002. Such changes in working capital, short-term borrowings, and cash and cash equivalents resulted from normal variations in the utilization of these items by the Company in its operations, and not due to any trend that is expected to have a continuing effect upon operations in the future. However, consistent with prudent business practice, management attempts to minimize cash so as to reduce short-term borrowings and related interest expense. Such decisions significantly impact (in offsetting ways) the Company's cash and receivable positions as well as utilization of existing credit lines.

At March 31, 2002, Capital had approximately $25,000,000 in Surety bonds (exclusive of the $8,000,000 relating to the non-current receivable mentioned in Note 3 to the condensed consolidated financial statements) guaranteeing payment of E-TADs it had purchased, in addition to $25,000,000 in credit insurance. During the year ended June 30, 2001, the Company wrote-off (directly and via Funding) approximately $5,500,000 of past due TADs that had been guaranteed by a surety that subsequently became insolvent. While impacting earnings, this write-off did not materially affect the Company's liquidity or its ability to finance its operations in fiscal 2001 or 2002. As noted in its Annual Report on Form 10-K for the fiscal year ended June 30, 2001, management has taken various steps to assure itself that it is dealing with creditworthy sureties with a reputation for dealing appropriately with their obligations. Management is not aware of any current issues that would materially impair its ability to collect from its sureties in the event that its customers default on the TADs supported by the surety obligations. In addition, the non-current receivable is using some of the Company's liquidity position until the amounts are paid by the customer and/or the bond companies. However, this situation has not had a material effect on the Company's ability to raise capital or conduct its operations. At March 31, 2002, the Company's total stockholders' equity increased to $92,522,000 as compared to $65,249,000 at June 30, 2001. The principal source of funds for the Company's operations continues to be revenues earned by its operating subsidiaries.

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

With regard to the E-TAD Program, management expects that it will have modest capital expenditures relating to its existing operations, including implementation of its E-Commerce initiatives.

Also, the Company's stock option plan permits the exchange of existing owned shares of the Company's common stock, valued at the market price on the exercise date, to pay for any option exercise in lieu of cash. Shares with market values on the date of exercise totaling $18,479,000 and $868,000, for the nine months ended March 31, 2002 and 2001, respectively, were used for such option exercises and are recorded as treasury stock purchases.

During fiscal 2002, the Company incorporated in the State of Delaware a wholly owned subsidiary named E-TAD Clearing Center, Inc. ("ECC"). This subsidiary is expected to begin operations during the fourth quarter of fiscal 2002. This new segment will utilize the E-TAD technology and is being introduced as an E-TAD processing center for financial institutions and their customers where the Company takes no risk with respect to the E-TAD, but only creates and processes the E-TAD activity between the parties for which it earns fee income. There are no current plans to have significant capital expenditures for this segment during the quarter, but if the market introduction is successful, additional system servers may be required.

At March 31, 2002, there existed three credit facilities with three different banks through which the purchase of TADs were financed: $40 million and $15 million credit facilities with two financial institutions in the United States; and a CN$5 million (Canadian) credit facility with a financial institution in Canada. In order to sustain a future growth rate comparable to that experienced in the past few years, management will need to further expand its credit facilities and other means for financing its purchase of E-TADs. Although discussions are ongoing with several other financial institutions to add additional credit facilities to fund the future expansion of the TAD Program, no assurance can be given that such discussions will result in the completion of any new financing facilities. However, based upon its experience with its present lenders, as well as discussions with other financial institutions, management believes that it will be able to secure adequate financing to sustain the growth of the TAD Program in the foreseeable future.

On April 24, 2002, Capital was informed by the surety bond company and customer that the parties were proceeding with the financial restructure of the customer's business in order to finalize the foregoing long-term notes but that an additional thirty (30) days (until May 25, 2002) was required to complete the additional financing and restructuring of the customer. Capital agreed to this extension of its current terms through May 25, 2002 to allow the parties time to complete this financing arrangement. Based on the creditworthiness of the surety companies, management believes that the $8,500,000 currently supported by surety bonds is fully collectible.

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

Management knows of no other trends reasonably expected to have a material impact upon the Company's operations or liquidity in the foreseeable future except for the effects of consequences as a result of actions in the Middle East. In the short run, management believes that the aftermath of these events delayed may delay completion of certain IMT transactions that would otherwise have taken place. The long run effects on the Company's businesses are less clear. Possible decreases (or slower rates of increases) in economic activity might be reflected in lower revenues (and profits) from the Company's business segments. However, this impact might be offset or exceeded either by the effects of proposed economic stimuli, the cost savings from lower interest rates, or increased E-TAD originations due to decreased availability of more conventional credit sources to the Company's customers.

In summary, the Company would be negatively impacted by rapidly rising short-term interest rates. Rising interest rates would adversely affect the levels of gains achieved upon the sale of those E-TAD transactions.


Part II. Other Information

Item 1. Legal Proceedings

On March 20, 2002, the United States District Court for the Northern District of Georgia, Atlanta Division, entered judgment in favor of Actrade Capital Inc. and against Premier Holidays International, Inc. and Daniel D. Delpiano in the amount of $4,602,594.18 plus interest, attorneys' fees and expenses. In the judgment, the federal court further denied Premier and Delpiano's request for judgment against Actrade. Premier and Delpiano alleged that Actrade had committed fraud against them; however, the federal court held specifically that these parties produced no competent evidence supporting any aspect of their fraud claim. Additionally, the court held that the transactions at issues were not usurious.

Following the Company's second quarter earnings release on January 23, 2002 and an article that appeared in BARRON'S TECHNOLOGY WEEK SECTION (For The Week of February 4 Through February 8, 2002), several holders of the Company's common stock purporting to represent a class of similarly aggrieved stockholders have filed lawsuits against the Company and certain directors and senior officers. These complaints allege that from March 11, 1999 through February 8, 2002, inclusive (the "Class Period"), the Company and certain of its officers and directors violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, by issuing a series of press releases and public filings containing materially false or misleading statements representing that the Company provided short-term loans to businesses to finance commercial transactions. The complaints allege that these statements were false and misleading because the defendants knew, or recklessly disregarded, that the Company loaned millions of dollars to individuals for non-commercial purposes, defrauded its sureties into providing coverage for these loans, and had overstated its financial results based on these fraudulent lending practices. The complaints further allege that defendants' actions artificially inflated the price of the Company's common stock during the Class Period. The plaintiffs are seeking unspecified damages for the class and unspecified costs and expenses. The Company disputes the plaintiffs' claims and intends to defend the lawsuits vigorously.

Depending on the timing and the amount, an unfavorable resolution of some or all of these matters could materially affect the Company's business, future results of operations, financial position or cash flows in a particular period.

Item 6.  Exhibits and Reports on Form 8-K

         None during this period.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  April 29, 2002



ACTRADE FINANCIAL TECHNOLOGIES LTD.


BY: /s/ Joseph P. D'Alessandris
    --------------------------------
    Chief Financial Officer